Form 10KSB
period 2000-06-30
QUESTEC COM INC
filed 2000-10-12
CIK 1108150

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
=

For the Fiscal Year ended
                          -----------------------------------

                                       OR

X TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- OF 1934

For the transition period from July 1, 1999 to June 30, 2000

                         Commission file number 0-30756

                                QUESTEC.COM, INC.
                                -----------------
                 (Name of Small Business Issuer in Its Charter)

            Wyoming                                         13-1713318
------------------------------                         -------------------
State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

160B West Industry Court, Deer Park, New York                  11729
---------------------------------------------                  -----
(Address of principal executive office)                      (Zip Code)

Issuer's telephone number, including area code (631) 243-1880

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.0001 par value
-------------------------------

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No   .
                                                             ---    ---

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $297,002.

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on September 29, 2000 was $11,118,234.

     The number of shares outstanding of registrant's common stock, as of June 30, 2000, was 31,571,643.

     Transitional Small Business Format: Yes X   No
                                            ---    ---

Documents Incorporated by Reference.

     A portion of the Proxy Statement to be filed in connection with the Annual Shareholders' Meeting to be held in November 2000 is incorporated by reference in Items 9, 10 and 11 hereof.

     The Exhibit Index is located on sequential page 8.

                                     Part I
                                     ------

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained under "Description of Business", and elsewhere in this Registration Statement on Form 10-KSB, regarding matters that are not historical facts, are "forward-looking statements". Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in such discussions. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Registration Statement on Form 10-KSB or to reflect the occurrence of unanticipated events.

The issuer has elected to follow Form 10-KSB, Disclosure Alternative 2.

Item 6.  Description of Business.

QuesTec.Com, Inc. (the "Company") is a Wyoming corporation originally incorporated on February 3, 1987 under the Company Act of British Columbia as SZL Sportsight, Inc. The Company was involved in the sports entertainment industry at that time as the designer and developer of a baseball pitch analyzer. When the retail venture proved unsuccessful, the Company dissolved Eastern Microsystems. The name of the corporation was changed to Questec Imaging Inc. on April 29, 1996, and the corporation was then reorganized in Wyoming on May 18, 1998. The corporate name was changed to QuesTec.Com, Inc. on December 22, 1999.

Current Business

The Company is a technology-based information service provider, creating computer-generated, real-time virtual replays and in-game digital analysis content for professional sporting events covered on TV and the Internet. The Company also provides realistic content for future development of sports video games. The Company's patented products use a series of cameras, computers and sophisticated military-grade technology to track moving objects (such as balls or players) and instantly reconstruct digital 3D images which can be replayed in real-time, viewed from any angle, compared and analyzed. Such products are routinely and increasingly used during coverage of baseball, tennis and golf around the world, while development of new products for other sports continues. The Company's digital video content has been broadcast and used for analysis during coverage of such high-profile sporting events as the World Series, the Major League Baseball All-Star Game, the French Open, the ATP World Championships and World Cup Golf. The Company continues to provide its products and services to companies covering these three major sports throughout the year, including Fox Sports Productions, Fox SportsNet, NBC Sports, MSG Network, CBS Sportsline, Major League Baseball, ACTV, Williams ChoiceSeat, ZDF and ARD German National Television, France2 and France3 French National Television, The Golf Channel and The Sports Network.

Current Products

The Company provides turnkey solutions for real-time virtual replays of professional sporting events. These interactive 3D replays can be used for television, sports entertainment, video games, interactive services, display media, league scoring and officiating, and player evaluation and training.

The Company uses cameras, computers, video equipment, proprietary technology and software to track and measure moving objects (balls, players, anything that moves) and instantly, in real-time, reconstruct digital 3D images which can then be viewed from any angle, analyzed, "replayed", compared, etc. Furthermore, each sporting event can lead to multiple revenue streams for the Company. For example, the Company can display pitches in a single baseball game on FOX Sports Net's home team production, provide the same real-time production service for Fox Sports Net's away team broadcast, including separate national coverage, as well as foreign networks for international broadcasts, transmit the data via the internet in real-time for broadcast over the worldwide web and/or interactive TV platforms, then later provide the data to Major League Baseball and professional teams as well as video game producers.

The Company offers the following services:

SuperVision(TM). This is used in Major League Baseball ("MLB") to create virtual replays for television and provide a behind-the-scenes analysis tool for commentators. SuperVision(TM) tracks each pitch, then measures the speed, path and trajectory at various intervals as it approaches the strike zone.

HitTrax(TM). The Company's new HitTrax(TM) system will measure the speed and direction of each hit, as well as the point of contact between the bat and ball in the hitting zone. HitTrax(TM) will then display this information, graphically combined with the Company's proprietary SuperVision(TM) data (which precisely measures the trajectory, speed, movement and ultimate plate-location of every pitch thrown during a game). This complete virtual replay will illustrate dramatically, and for the first time, the relationship between pitch type and location versus hitting results in the duel between pitcher and batter. The idea that a given pitcher induces batters to hit grounders or fly balls by his pitch selection will be clearly illustrated through this rich source of information.

TennisProView. The TennisProView system instantly captures and displays the exact speed, trajectory and court impact of each serve during a tennis match. TennisProView creates a virtual replay for television and a behind-the-scenes analysis tool for commentators, providing spray charts, serve analysis and player comparisons. Serve patterns and analysis can be displayed on the internet as well.

GolfProView. This is used during television golf coverage as an "instant preview". The GolfProView system locates the golfer's ball on the green, then proceeds to calculate and display the optimal putt path using 3D graphics. In addition, GolfProView displays in real-time the exact distance to the hole, the ball's height with respect to the cup and quantifies the break or breaks in inches.

Typical Service:

The Company provides its clients with a complete turnkey solution. All equipment and personnel required to produce the company's unique quantified content are supplied by the Company, which operates as a separate facilities provider and production company during each sporting event.

A standard production (equipment) setup is comprised of a front-end data capture system, consisting of cable infrastructure, a fixed closed circuit camera system, a video control system and a computer network for data capture and quantification. The visualization system includes a computer network for quantified data retrieval and a computer workstation for real-time 3-D rendering. The scoring system is comprised of a computerized or manual timing and scoring system. The communication system includes audio communication to clients production, video/audio display of virtual replay and an internet link for data transmission for remote users and/or quality control management.

All personnel required to provide services are trained and provided by the Company.

Plan of Operation for the Next 12 Months

The Company has actively been working on a $4,000,000 private placement financing for the past several months. At present, the Company is negotiating with a single New York Stock Exchange listed corporation to purchase 6,000,000 shares of the Company's common stock together with a warrant to purchase up to 4,000,000 additional shares of the Company's common stock. Management had hoped to secure and finalize this transaction prior to the close of the Company's first financial quarter for the current fiscal year on September 30, 2000. However, as part of the Company's ongoing negotiation, the financier has requested that the Company make changes to its existing corporate structure. While many of these changes are relatively minor and within the authority of the Company's management and Board of Directors to implement, some changes require the approval of the Company's shareholders. Management is confident that the Company's shareholders will approve these changes and have placed these matter on the agenda of the Company's Annual Shareholder's Meeting. In accordance with the structure of the proposed transaction, the $4,000,000 purchase price will be paid upon closing of the transaction in exchange solely for the 6,000,000 shares and above described warrants. Management believes that the substantial improvement to the financial condition of the Company as the result of this transaction will benefit the common stockholders, who, they believe, will not be materially adversely affected by this transaction, as there will be no resulting increase in corporate debt. These monies will be used to pay down all long-term and short-term debt, hire additional qualified management, expand marketing and distribution, enhance current product/service offerings, and initiate a product development center in cooperation with Atlantic Aerospace Electronics Corporation (AAEC). In addition, Company management would also propose that a nominee designated by the financier be nominated for election to a seat on the Company's Board of directors.

Within the next twelve months, the Company anticipates that it will complete installation of SuperVision in all 30 Major League ballparks (20 ballparks are presently cabled and 14 systems are in operation), establish internet baseball production service as a standard per game feature, (to date, this has been a special event package for All-Star Game and World Series productions), expand TennisProView production service through contracts with major world-wide providers of tennis coverage, establish internet tennis production service as a standard per match feature (which the Company launched this summer during ISL Worldwide's coverage of ATP Tour Master Series Tennis tournament from Toronto, Canada), complete development and deployment of a new Ski Jumping system (the Company has worked extensively with RTL Television, Cologne, Germany to develop a real-time tracking and 3-D virtual replay system), and complete development and deploy a new version of GolfProView.

The Company's revenue presently is derived from a number of relatively small projects, such as contributions to Fox Sports Network's regional and national baseball broadcasts and ISL Worldwide's world feed television coverage of ATP Tour's Master Series Tennis tournament, the majority of which originate in Europe. In the fiscal year ended June 30, 1998, a significant percentage of the Company's revenue was realized from its contribution to the broadcast of the World Series, a single limited event from which it derived a large fee without the corresponding costs inherent in the broadcasting of smaller events. As a result, financial results for such fiscal year were more favorable, as a lower percentage of cost per contract was realized. More recent results present a more dependable presentation of the Company's current financial revenue flow. Marketing

The Company has historically worked with labor intensive, limited production systems for baseball and for golf. Since the company teamed up with Atlantic Aerospace Electronics Corporation, it has been able to finalize development of "User" friendly, reliable and robust systems which are now able to be deployed for multiple events and productions. Before the summer of 1998, the Company's product/service offerings were limited to three production systems with limited capability and scope. The integration of AAEC's signal processing intelligence with the Company's core technology and production expertise has allowed the company to broaden its product/service offerings.

In addition to technological support, AAEC has brought organization and operational support, which has helped the Company to develop detailed product/service cost models. All pricing and quotes are now calculated and assume all hardware, training, communication, support, shipping, personnel and travel.

The advent of the internet and the convergence of digital media has created a need for new and unique content for television networks, internet service providers, interactive television providers, data repositories and multimedia. Through direct marketing efforts, the Company has established, on a global basis, relationships with the league governing bodies, major television rights holders and internet service providers.

The Company 's marketing strategy is to maintain dominance in current markets through technical excellence and outstanding service and to enter new markets and then similarly dominate them, while expanding global awareness of the Company's brand. The Company hopes to establish itself as the branded market leader in real-time data-and motion-capture systems for sports. The Company plans to do so by launching a promotional campaign targeting journalists and editors who cover sports, media, entertainment, the internet and investments, availing itself of significant on-air exposure during sports broadcasts that use the Company's products, which carry the Company's logo or end of production credits. In addition, the Company shall utilize public relations by customers as they promote their own services that utilize the Company's technology (for example, Fox will promote the fact that its baseball games feature SuperVision(TM)).

Competition

Companies that compete in the sports information market are SporTVision, Elias Sports Bureau, Inside Edge, STATS Inc., Sports Ticker, Princeton Video, Baseball.TV and ORAD. All companies mentioned charge competitive prices and their pricing strategies are based on a per contract/project basis.

The Company competes with these entities in the sports production market. Each broadcast of an athletic event has a certain budget for production enhancement features, which the Company and its competitors offer. The Company's competitors offer principally statistics and manual data entry packages from historical events as information and analysis tools during broadcasts. The Company's products are real-time measurements of live action, and the only products available which create live content which the viewer can see and understand from an on-screen display. In a baseball broadcast, the Company can offer a visual display of pitch sequences, either during the on-going at bat or in comparison with prior at bats, where the viewer can see how a pitcher is pitching a particular batter and the speed and location of a series of pitches. Competitors can offer statistical information regarding particular situations. The Company and its competitors vie for the same production dollars budgeted for broadcast enhancements, as only one type of enhancement is usually utilized per production.

Current Partners

In September, 1998, the Company entered into a 7-year agreement with Atlantic Aerospace Electronics Corporation ("AAEC"), a Titan (NYSE: TTN) company. AAEC is a leading military software developer specializing in acquiring and tracking multiple targets in real-time. The Company believes that its relationship with AAEC is imperative in maintaining its position as a technological leader in the industry. AAEC will provide the Company with all research and development of live-motion-capture tracking technology for future sports related applications.

The Company has a strategic partnership with Live Motion Company ("LMC") of Wiesbaden, Germany, whereby LMC markets and assists in producing the Company 's services in Europe. The Company and LMC split costs and share profits. So far, LMC has produced the French Open, ATP Tour World Championships and several German tournaments. LMC and LMC's customers are extremely enthusiastic about this relationship and numerous further projects are under discussion or already finalized.

Research and Development

The Company is committed to the improvement of its present product line and the development of new products to provide the opportunity for growth in an ever-changing market. The Company , pursuant to the terms of its agreement with AAEC, is provided with all research and development of live-motion-capture tracking technology for future sports related applications by AAEC, a leading military software developer.

Employees.

The Company presently has 7 full-time and 20 part time employees from its Deer Park, New York office.

Item 7.  Description of Property.

The Company's executive offices are located at 160B West Industry Court, Deer Park, New York 11729 in an approximately 4,200 square foot space. The space, which houses all of the Company's current operations, is leased for a period through December 31, 2001, with an option to extend the term for 2 additional years. The annual rent under the lease agreement for the fiscal year ended June 30, 2000 was $30,994.

Item 8. Directors, Executive Officers and Significant Employees.

The information required to be furnished under this Item shall be incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held in November 2000.

Item 9. Remuneration of Directors and Officers.

The information required to be furnished under this Item shall be incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held in November 2000.

Item 10. Security Ownership of Management and Certain Security Holders.

The information required to be furnished under this Item shall be incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held in November 2000.

Item 11. Interest of Management and Others in Certain Transactions.

The information required to be furnished under this Item shall be incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held in November 2000.

                                     PART II
                                     -------

Item 1. Market Price of and Dividends on the Registrant's Common Equity and Other Stockholder Matters

          Price Range of Common Stock & Dividends

     The Company's Common Stock, which is presently traded in the over-the-counter market, is traded on the OTC NASDAQ Bulletin Board under the symbol "QSTI". The following table shows the per share range of prices of the Company's Common Stock for the most recent two-year period.

                                  Quarter-Ended

Year                Mar 31    June 30    Sept 30     Dec 31
----                ------    -------    -------     ------
2000      High      $1.20      $0.90
          Low       $0.38      $0.38

1999      High      $0.78      $0.98      $0.72      $1.02
          Low       $0.37      $0.48      $0.43      $0.31

1998      High                            $0.37      $0.64
          Low                             $0.18      $0.15

          Approximate Number of Equity Security Holders

     At September 15, 2000, the approximate number of holders of record of the Company's Common Stock was 3,250.

          Dividends

     The Company has never paid dividends. At present, the Company does not anticipate paying any dividends on its Common Stock in the foreseeable future and intends to devote any earnings to the development of the Company's business.

Item 2.  Legal Proceedings.

The Company has recently concluded a legal proceeding in which it was the defendant in an action commenced in May 1997 in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida by a former employee, Charles F. Mehler. Mr. Mehler claimed damages of approximately $161,000 for breach of employment agreement, non-payment of wages, including damages therefrom, unreimbursed employment related expenses, and loans made to the Company. The Company denied the allegations and filed a counterclaim against Mr. Mehler alleging receipt of funds to which he was not entitled. At the conclusion of the case, Mr. Mehler was required to repay funds to the Company.

Item 3.  Changes In and Disagreements with Accountants.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Compliance with Section 16(a) of the Exchange Act.

None

Item 6.  Reports on Form 8-K.

None.

                                    PART F/S
                                    --------

                                QUESTEC.COM, INC.

                                    CONTENTS

--------------------------------------------------------------------------------

                                                                  Page
                                                                  ----
Report of Independent Auditors                                    F-1

FINANCIAL STATEMENTS

  Balance Sheets                                                  F-2

  Statements of Operations                                        F-3

  Statement of Changes in Stockholders' Deficit                   F-4

  Statements of Cash Flows                                        F-5

Notes To Financial Statements                              F-6 - F-11

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Questec.Com, Inc.
Deer Park, NY


We have audited the accompanying balance sheets of Questec.Com, Inc. as of June 30, 1999 and 2000, and the related statement of operations, changes in stockholders' deficit, and cash flow for each of the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questec.Com, Inc. at June 30, 1999 and 2000, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company incurred a net loss of $1,354,763 during the year ended June 30, 2000, and, as of that date, the Company's current liabilities exceeded its current assets by $1,078,597, and its total liabilities exceeded its total assets by $662,334 and there are existing uncertain conditions that the Company faces relative to capital raising activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Radin, Glass & Co., LLP
Certified Public Accountants
New York, NY
August 3, 2000

                                QUESTEC.COM, INC.

                                 BALANCE SHEETS

                             JUNE 30, 1999 AND 2000
--------------------------------------------------------------------------------


                       ASSETS:                             1999          2000
                                                       -------------------------
CURRENT ASSETS:
  Cash and cash equivalents                             $      --        $3,007
  Accounts receivable                                      22,811        51,175
  Note receivable                                              --        10,000
  Other current assets                                      6,530         6,466
                                                       -------------------------
      Total current assets                                 29,341        70,648

FURNITURE AND EQUIPMENT, net                              123,437       183,417

SOFTWARE DEVELOPMENT COSTS, net of
  accumulated amortization of $40,471
  and $135,254, in 1999 and 2000, respectively.           255,898       301,513
                                                       -------------------------
      Total assets                                       $408,676      $555,578
                                                       =========================

     LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
  Accounts payable                                       $162,239      $195,071
  Accrued liabilities, current portion                    468,819       864,874
  Note payable, bank                                        7,402         9,980
  Advances from stockholders                               93,183        79,320
                                                       -------------------------
      Total current liabilities                           731,643     1,149,245

OTHER LIABILITIES:
  Accrued liabilities, non-current portion                 69,951        68,667
                                                       -------------------------
      Total liabilities                                   801,594     1,217,912
                                                       -------------------------
STOCKHOLERS' DEFICIT:
  Preferred stock, $0.0001 par value, 20,000,000
    shares authorized, none issued                             --            --
  Common stock; $ 0.0001 par value, 80,000,000
    shares authorized, 29,321,143 and 31,571,643
    shares issued and outstanding at June 30, 1999
    and June 30, 2000, respectively                            --         3,157
  Additional paid in capital                            8,762,105     9,844,295
  Accumulated deficit                                  (9,155,023)  (10,509,786)
                                                       -------------------------
      Total stockholders' deficit                        (392,918)     (662,334)
                                                       -------------------------
      Total liabilities, and stockholders' deficit       $408,676      $555,578
                                                       =========================


                       See notes to financial statements.

                                QUESTEC.COM, INC.

                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

--------------------------------------------------------------------------------

                                                          1999           2000
                                                     ---------------------------
Net revenue                                             $127,944       $297,002
Cost of revenue                                           95,099        188,043
                                                     ---------------------------
         Gross profit                                     32,845        108,959
                                                     ---------------------------
Operating expenses:
    Selling, general and administrative                1,416,268      1,232,259
    Depreciation and amortization                         59,156        143,283
                                                     ---------------------------
         Total operating expenses                      1,475,424      1,375,542
                                                     ---------------------------
         Operating loss                               (1,442,579)    (1,266,583)
                                                     ---------------------------
Other income (expenses):
    Interest expense, net                                 (4,312)       (31,055)
    Other expense                                           (699)       (57,125)
                                                     ---------------------------
         Total other expenses                             (5,011)       (88,180)
                                                     ---------------------------
         Loss before provision for income taxes       (1,447,590)    (1,354,763)
Provision for income taxes                                    --             --
                                                     ---------------------------
                Net loss                             ($1,447,590)   ($1,354,763)
                                                     ===========================
Net Loss Per Share (Basic and Diluted)                    ($0.05)        ($0.04)
                                                     ===========================
Weighted Average Common Shares Outstanding            26,656,097     30,795,940
                                                     ===========================




                       See notes to financial statements.

                                QUESTEC.COM, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

--------------------------------------------------------------------------------


                                      Preferred Stock         Common Stock          Additional
                                     -----------------    ---------------------      Paid-in       Accumulated
                                      Shares    Amount      Shares      Amount        Capital         Deficit         Total
                                     -----------------------------------------------------------------------------------------
BALANCE - July 1, 1998                    --    $   --    20,701,274    $   --      $6,668,957     ($7,707,433)   ($1,038,476)

  Issued through private placement                         1,215,000                  278,000                         278,000
  Issued for options exercised                               927,608                  320,704                         320,704
  Issued for warrants exercised                              667,262                  217,083                         217,083
  Debt converted to equity                                 5,809,999                1,156,999                       1,156,999
  Issuance of options for services                                                    120,362                         120,362
  Net loss                                                                                          (1,447,590)    (1,447,590)
                                     -----------------------------------------------------------------------------------------
BALANCE - June 30, 1999                   --        --    29,321,143        --      8,762,105       (9,155,023)      (392,918)

  Change of par value                                                    2,392         (2,932)                             --
  Issued for options exercised                             1,720,500       172        652,675                         652,847
  Debt converted to equity                                   530,000        53        211,947                         212,000
  Stock-based compensation                                                            220,500                         220,500
  Net loss                                                                                          (1,354,763)    (1,354,763)
                                     -----------------------------------------------------------------------------------------
BALANCE - June 30, 2000                   --    $   --    31,571,643    $3,157     $9,844,295     ($10,509,786)     ($662,334)
                                     =========================================================================================



                       See notes to financial statements.

                                QUESTEC.COM, INC.

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

                                                                                               1999            2000
                                                                                          -----------------------------
Cash flows from operating activities:
   Net loss                                                                               ($1,447,590)     ($1,354,763)
   Adjustments to reconcile net loss to net cash provided (used)
    by operating activities:
      Depreciation and amortization                                                            59,156          143,283
      Stock-based compensation                                                                120,362          220,500
      Changes in operating assets and liabilities:
         Accounts receivable                                                                   59,989          (28,364)
         Note receivable                                                                           --          (10,000)
         Other current assets                                                                  (5,706)              --
         Deferred revenue                                                                     (48,000)              --
         Accounts payable                                                                      20,128           32,833
         Accrued liabilities                                                                1,180,245        1,059,907
                                                                                          -----------------------------
                  Net cash provided (used) by operating activities                            (61,416)          63,396
                                                                                          -----------------------------
Cash flows from investing activities:
    Purchases of furniture and equipment                                                      (74,810)        (108,416)
    Costs incurred on development costs                                                      (296,368)        (140,398)
                                                                                          -----------------------------
                  Net cash provided (used) by investing activities                           (371,178)        (248,814)
                                                                                          -----------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                                     278,000               --
   Proceeds from exercise of options and warrants                                             537,787           39,712
   Payments of note payable                                                                   (10,000)              --
   Net changes in bank credit line                                                              7,401            2,578
   Cash overdraft                                                                               3,259               --
   Net changes in stockholders' loan                                                         (387,307)         146,135
                                                                                          -----------------------------
                  Net cash provided (used) by financing activities                            429,140          188,425
                                                                                          -----------------------------
                  Net increase (decrease) in cash and cash equivalents                         (3,454)           3,007

Cash and cash equivalents at beginning of year                                                  3,454               --
                                                                                          -----------------------------
Cash and cash equivalents at end of year                                                      $     0          $ 3,007
                                                                                          =============================
Supplemental disclosure of cash flow information: Cash paid during the years for:
      Interest                                                                                $ 4,312          $ 9,007
                                                                                          =============================
      Taxes                                                                                   $    --          $   405
                                                                                          =============================
   Non-cash investing and financing activities:
      Exercise of options by reducing liabilities                                             $    --         $613,135
                                                                                          =============================
      Conversion of debt to equity                                                         $1,156,999         $212,000
                                                                                          =============================


                       See notes to financial statements.

                                QUESTEC.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. DESCRIPTION OF THE COMPANY:

QuesTec.com, Inc. (the "Company") designs, develops and markets proprietary software and hardware systems, with shared technology bases, which present three-dimensional computer analyzed images for sports entertainment, business and industrial markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Software Development Costs:

The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Software costs, which are capitalized after technological feasibility is established, totaled $296,369 and $ 140,398 in years ended June 30, 1999 and 2000, respectively. Amortization of capitalized software costs is computed using the straight-line method over the estimated economic life of the software, primarily four years. Amortization expense was $40,471 and $94,783 for the years ended June 30, 1999 and 2000, respectively.

Furniture and Equipment:

Furniture and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from five to seven years, or over the lesser of the term of the lease or the estimated useful life of the asset for assets under capital lease. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When furniture and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in income.

Allowance for Doubtful Account:

At June 30, 1999 and 2000, management concluded that no allowance for doubtful account is needed as all accounts receivable are 100% collectible.

Revenue Recognition:

Revenues are recorded when services are provided.

Income Taxes:

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Stock-Based Compensation:

The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued to Employees." Accordingly, no compensation is recorded on the issuance of employee stock options at fair market value. The Company accounts for non-employee stock transactions in accordance with SFAS No. 123 and EITF 96-18.

Reclassifications:

Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

                                QUESTEC.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

Web-site Development Costs:

The Company adopted EITF 00-2, "Accounting for Web-site Development Costs". EITF 00-2 requires certain web-site development costs to be expensed and others to be capitalized. During the years ended June 30, 1999 and 2000, no web-site development costs were incurred, which would be capitalized under EITF 00-2. Routine maintenance cost on the web-site was charged to expense as incurred.

Management's Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments:

The carrying amounts reported in the balance sheet for assets and liabilities approximate fair value based on the short-term maturity of these instruments.

Accounting for Long-Lived Assets:

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At June 30, 1999 and 2000, the Company believes that there has been no impairment of its long-lived assets.

Income (Loss) Per Share:

The Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are excluded in the computation of diluted EPS, as such inclusion is antidiluted.

Reporting of Segments:

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes the criteria for determining an operating segment and establishes the disclosure requirements for reporting information about operating segments. The Company has determined that under SFAS No. 131, it operates in one segment of service.

3. FURNITURE AND EQUIPMENT:

Furniture and equipment consist of the following as of June 30:

                                                      1999          2000
                                                   -------------------------
Furniture and equipment                             $226,102       $334,518
Less: Accumulated depreciation and amortization     (102,665)      (151,101)
                                                   -------------------------
      Furniture and Equipment, net                  $123,437       $183,417
                                                   =========================

Depreciation expense was $18,685 and $48,436 for the years ended June 30, 1999 and 2000, respectively.

                                QUESTEC.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

4. BASIS OF PRESENTATION:

As shown in the accompanying financial statements, the Company incurred a net loss of $1,354,763 during the year ended June 30, 2000, and, as of that date, the Company's current liabilities exceeded its current assets by $1,078,597 and its total liabilities exceeded its total assets by $662,334. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is currently working on a $4,000,000 private placement offering, setting up strategic partners to reduce future development costs, expansion of revenue earnings for customers utilizing its existing systems and setting up additional sources of revenue, such as internet services, which require little capital but potentially generate additional revenue. The ability of the Company to continue as a going concern is dependent upon the success of the offering or alternative financing arrangements and expansion of its operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

5. ACCRUED LIABILITIES:

Accrued liabilities consist of the following as of June 30:

                                                      1999           2000
                                                    -----------------------
Accrued taxes                                       $234,657       $264,482
Accrued payroll                                      117,474        384,429
Litigation settlement                                 78,095         76,776
Accrued expenses                                     108,544        207,854
                                                    -----------------------
                                                     538,770        933,541
Less: Current Portion                                468,819        864,874
                                                    -----------------------
      Accrued Liabilities, Non-current Portion      $ 69,951       $ 68,667
                                                    =======================

The Company owed payroll taxes at June 30, 1999 and 2000 approximating $235,000 and $264,000, respectively.

6. ADVANCE FROM STOCKHOLDERS:

Certain stockholders and officers of the Company had made advances on behalf of the Company during the years ended June 30, 1999 and 2000. These advances are non-interest bearing and are due on demand.

7. INCOME TAXES:

No provision has been made in the accompanying financial statements for income tax expense as a result of the current operating loss and net operating loss carryforwards. Differences between income tax benefits computed at the Federal statutory rate (34%) and reported income taxes for years ended June 30, 1999 and 2000 are primarily attributable to the net operating loss carryforwards.

At June 30, 1999 and 2000, the Company had deferred tax assets of approximately $3,678,000 and $4,128,000, respectively, which represent the tax impact of the Company's net operating loss carryforwards. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Management concluded a full valuation allowance was appropriate at June 30, 1999 and 2000 due to operating losses incurred. The Company estimated the available net operating loss carryforwards to be approximately $10,600,000 and $11,900,000 at June 30, 1999 and 2000, respectively, which will expire on various dates through 2019.

                                QUESTEC.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

8. STOCKHOLDERS' EQUITY:

Authorized:

On December 16, 1999, the Board of Directors amended the certificate of incorporation to increase the number of authorized shares from 50,000,000 to 100,000,000 shares having a par value of $0.0001. The authorized share capital of the Company comprised of 80,000,000 common shares and 20,000,000 preferred shares.

Conversion of Debt:

During the years ended June 30, 1999 and 2000, the Company converted certain liabilities in the amount of approximately $1,157,000 and $212,000, respectively, owed to certain stockholders/employees of the Company to 5,809,999 and 530,000 shares of its common stock. The conversion rate was the average trading price of the Company's shares during the previous ten (10) trading days. There was no conversion feature in the original debt.

Private Placement Offering:

During the year ended June 30, 1999, the Company issued 1,215,000 shares, raising $278,000 as part of a private placement offering.

Options and Warrants:

During the year ended June 30, 1999, the Company granted certain consultants options to purchase 760,000 shares of its common stock at an exercise price of $0.21 per share. Accordingly, the Company recorded consulting costs of $84,142 based on the Black-Scholes Option Price Model. In addition, the Company granted 1,400,000 options to its employees with an exercise price less than market value. As a result, the Company recognized $36,220 in compensation expenses for these options.

During the year ended June 30, 2000, the Company granted certain consultants options to purchase 550,000 shares of its common stock at exercise price ranging from $0.38 to $0.53 per share. Accordingly, the Company recorded consulting costs of $188,000 based on the Black-Scholes Option Price Model. In addition, the Company granted 650,000 options to its employees with an exercise price less than market value. As a result, the Company recognized $32,500 in compensation expenses for these options. Furthermore, the Company granted 1,350,000 options to its employee and directors with exercise prices greater than the market value of the stock at the grant dates.

The weighted average fair value of the options granted during the years ended June 30, 1999 and 2000 was $0.18 and $0.32 per share, respectively, which was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended June 30, 1999 and 2000:

                  Assumptions                     1999               2000
---------------------------------------------------------------------------
Risk-free rate                                       6.0%             5.98%
Dividend yield                                        --%               --%
Volatility factor of the expected market
  price of the Company's common stock                 50%               95%
Expected life                                   2-5 Years           5 Years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                QUESTEC.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

Activities under the Plan are as follows:

                                         Options                         Warrants
                              ---------------------------------------------------------------
                                Number of       Weighted                          Range of
                                  Shares         Average          Number of        Warrant
                               Outstanding    Exercise Price       Shares          Price
                              ---------------------------------------------------------------
Balance at July 1, 1998         1,903,282         $0.39            426,188      $0.42 - $0.80

  Granted                       2,160,000         $0.47            857,500      $0.25 - $0.30
  Exercised                      (927,608)        $0.45           (726,786)     $0.25 - $0.42
  Expired or cancelled              --                            (261,902)     $0.70
                              --------------                    -------------
Balance at June 30, 1999        3,135,674         $0.38            295,000      $0.30

  Granted                       2,550,000         $0.43              --
  Exercised                    (1,720,500)        $0.38              --
  Expired or cancelled           (152,174)        $0.23              --
                              --------------                    -------------
Balance at June 30, 2000        3,813,000         $0.37            295,000      $0.30
                              ==============                    =============

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information for the years ended June 30, 1999 and 2000 is as follows:


                                    1999          2000
                                 -------------------------
Pro forma net loss               $1,617,009    $1,959,263
                                 =========================
Pro forma net loss per share
 - basic and diluted                  $0.06         $0.06
                                 =========================

10. COMMITMENTS AND CONTINGENCIES:

Lawsuits and Claims:

A suit brought by a former employee of the Company claiming approximately $161,000 for breach of employment agreement, non-payment of wages, including damages therefrom, unreimbursed employment related expenses and loans made to the Company. This claim was settled on July 18, 2000, whereby the former employee agreed to pay the Company the total sum of $10,000.

On March 10, 1997, an action was commenced by Montreal Trust Company with respect to debt and for which judgment was obtained in the amount of $90,000 with interest accrued at the fixed rate of $15.18 (Canadian Dollars) per day. Principal and interest payment of $1,000 (Canadian Dollars) should be paid monthly. Payments should be applied to accrued interest first. Total payments made under this judgment were approximately $7,000 and $5,000 during the years ended June 30, 1999 and 2000, respectively. Unpaid balance of $78,095 and $76,776 at June 30, 1999 and 2000, respectively, are included in accrued liabilities. The average and end of period translation rates are $1.4726, $1.4735 and $1.4767, $1.4798 for the years ended June 30, 1999 and 2000, respectively.

On October 23, 1998, the Company agreed to settle and affix the accrued salary for a current employee to approximately $177,000. As part of the settlement, the Company further agreed to pay the employee $60,000 per year for the next four years, without condition. Such additional compensation has been accrued at $15,000 per quarter by the Company.

In October 1998, the Company and the New York State Attorney General signed an assurance of discontinuance in which, without admitting or denying certain allegations related to the Company's sale of its stock without proper New York State filings, the Company paid the State $20,000 and agreed not to sell stock in the future in New York State without appropriate filings with the Attorney General.

                                QUESTEC.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

Developing and License Agreement:

In September 1998, the Company entered into an agreement with Atlantic Aerospace Electronics Corporation ("Atlantic") to collaborate developing certain software and graphic workstations. The Company and Atlantic jointly own the software if such software is developed by the Company and Atlantic together. Atlantic retains ownership of the software they develop and the Company owns the graphic workstations. The parts of each system not developed by Atlantic are owned by the Company. In addition, Atlantic will grant the Company exclusive rights to use the software for sport related applications. In exchange for the license, the Company granted Atlantic options to purchase 500,000 of its common stock with an exercise price of $0.20 per share. The options have a life of five years and are subject to one year of restriction. The options are valued at $55,357 under the Black-Scholes Option Price Model. In addition, the Company is required to pay Atlantic a 10% royalty fee on the Company's portion of gross revenues derived directly or indirectly from the sale, license or use of the graphic workstations. Total royalty fee incurred during the years ended June 30, 1999 and 2000 amounted to $3,913 and $28,870, respectively.

Research and Development Agreement:

In June 1998, the Company entered into a seven-year research and development agreement with LMC Live Motion Company ("LMC"), whereby the Company and LMC establish strategic alliance in research and development of software related broadcast enhancement products in the field of sports broadcasting and athletic analysis. The Company will grant LMC an exclusive license to the Company's intellectual property and designate LMC as its distributor in Europe, Dubai and United Arab Emirates. The licensing fee and royalty of development and distribution of software and products will be stipulated in the Individual Contracts, as defined. Total licensing fee received from LMC during the years ended June 30, 1999 and 2000 amounted to $ 69,311 and $77,932, respectively. No distribution fee has been paid to LMC during the years ended June 30, 1999 and 2000.

Lease Agreement:

The Company entered into a lease agreement for its office and warehouse space under a noncancellable operating lease expiring on December 31, 2001, with an option to extend the lease for two (2) years. Minimum annual rental commitments under this operating lease as of June 30, 2000 are as follows:

      Year Ending June 30,       Amount
    ------------------------   ----------
              2001              $ 30,888
              2002                15,750

Rental expense of $12,250 and $30,994 for the years ended June 30, 1999 and 2000, respectively, has been charged to operations.

11.  SIGNIFICANT CUSTOMERS:

Approximately 54.2%, 14%, 13.3% and 10.7% of the Company's revenue was derived from four major customers during the year ended June 30, 1999. Approximately 26.2% and 61.8% of the Company's revenue was derived from two major customers during the year ended June 30, 2000.

12. ACCOUNTING DEVELOPMENT:

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which clarifies the SEC's views on revenue recognition. The Company is required to adopt SAB 101 in the fourth quarter of the year ending June 30, 2001. The Company is currently studying the impact of SAB 101, but does not expect it will have a material impact on its financial statements.

In November 1999, the SEC released Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges". The Company is currently reviewing the impact of SAB 100 and believes it has complied with SAB 100.

                                    PART III

ITEM 1. INDEX TO EXHIBITS.
------- ------------------

Index to Exhibits

2. Charter and By-Laws*

6. Material Contracts*

   6a. Agreements with Atlantic Aerospace Electronics Corporation dated
       September 9, 1998*

   6b. Agreement with Live Motion Company dated June 9, 1999*

15. Private Placement Memorandum dated October 1, 1997*

* Incorporated by reference from Form 10-SB filed on March 2, 2000

ITEM 2. DESCRIPTION OF EXHIBITS

As listed in the above Index, the appropriate exhibits are either being filed or have previously been filed and are incorporated herein by reference. The additional exhibits are marked and filed. The issuer is not a Canadian issuer and is not filing a written consent and power of attorney.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    QUESTEC.COM, INC.

October 11, 2000                By: /s/ Michael W. Russo
                                    -----------------------------
                                          Michael W. Russo,
                                          President

October 11, 2000                    /s/ Deirdre Gallagher
                                    -----------------------------
                                           Deirdre Gallagher,
                                           Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 11, 2000                    /s/ Michael W. Russo
                                    -----------------------------
                                          Michael W. Russo,
                                          President and Director

October 11, 2000                    /s/ Deirdre Gallagher
                                    -----------------------------
                                          Deirdre Gallagher,
                                          Secretary

October 11, 2000                    /s/ Philip Albanese
                                    -----------------------------
                                          Phlip Albanese,
                                          Director

October 11, 2000                    /s/ Derek Donaldson
                                    -----------------------------
                                          Derek Donaldson,
                                          Director

October 11, 2000                    /s/ Bruce L. Nesenger
                                    -----------------------------
                                          Bruce L. Nesenger,
                                          Director

October 11, 2000                    /s/ Paul Baim
                                    -----------------------------
                                          Paul Baim,
                                          Director