Form 10QSB
period 2000-09-30
QUESTEC COM INC
filed 2000-11-20
CIK 1108150

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ ]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended _______________________________

                                       OR

[X]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from July 1, 2000 to September 30, 2000

                         Commission file number 0-30756

                                QUESTEC.COM, INC.
                                -----------------
                 (Name of Small Business Issuer in Its Charter)

                 Wyoming                                 13-1713318
                 -------                                 ----------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

  160B West Industry Court, Deer Park, New York              11729
  ---------------------------------------------              -----
     (Address of principal executive office)              (Zip Code)

Issuer's telephone number, including area code (631) 243-1880

         The number of shares outstanding of registrant's common stock, as of September 30, 2000, was 31,571,643.

               Transitional Small Business Format: Yes [X] No [ ]

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained under "Description of Business", and elsewhere in this Registration Statement on Form 10-QSB, regarding matters that are not historical facts, are "forward-looking statements". Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in such discussions. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

The issuer has elected to follow Form 10-QSB, Disclosure Alternative 2.

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                QUESTEC. COM INC.

                                    CONTENTS
--------------------------------------------------------------------------------

                                                                            Page

UNAUDITED FINANCIAL STATEMENTS

  Balance Sheets as of September 30, 2000 and June 30, 2000                  F-2

  Statements of Operations - For the Three Months Ended
    September 30, 2000 and 1999                                              F-3

  Statements of Cash Flows - For the Three Months Ended
    September 30, 2000 and 1999                                              F-4

Notes To Financial Statements                                                F-5

                                QUESTEC. COM INC.
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS

                                                                           September 30,     June 30,
                                                                               2000            2000
                                                                           (Unaudited)       (Audited)
                                                                           ------------    ------------
CURRENT ASSETS:
 Cash                                                                      $       --      $      3,007
 Accounts receivable, net                                                       233,452          51,175
 Note receivable                                                                   --            10,000
 Prepaid expenses and other current assets                                        5,960           6,467
                                                                           ------------    ------------

  Total Current Assets                                                          239,412          70,649

PROPERTY AND EQUIPMENT, Net                                                     184,330         183,416

OTHER ASSETS:
 Software development Costs, net of accumulated amortization of $162,552
  and $135,254, respectively                                                    274,215         301,513
                                                                           ------------    ------------

  TOTAL ASSETS                                                             $    697,957    $    555,578
                                                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                          $    189,904    $    195,072
 Accrued liabilities, current portion                                           992,128         864,873
 Note payable, bank                                                                 101           9,980
 Advances from stockholders                                                     223,748          79,320
                                                                           ------------    ------------

  Total Current Liabilities                                                   1,405,881       1,149,245

OTHER LIABILITIES:
 Accured liabilities, non-current portion                                        66,067          68,667
                                                                           ------------    ------------

  TOTAL LIABILITIES                                                           1,471,948       1,217,912
                                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                      --              --
STOCKHOLDERS' EQUITY:
 Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
  none issued and outstanding                                                      --              --
 Common stock, $0.0001 par value, 80,000,000 shares authorized,
  31,721,643 and 31,571,643 shares issued and outstanding, respectively           3,172           3,157
 Additional paid-in capital                                                   9,892,780       9,844,295
 Retained earnings                                                          (10,669,943)    (10,509,786)
                                                                           ------------    ------------

  TOTAL STOCKHOLDERS' EQUITY                                                   (773,991)       (662,334)
                                                                           ------------    ------------

  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                               $    697,957    $    555,578
                                                                           ============    ============

                                QUESTEC. COM INC.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                 2000            1999
                                             ------------    ------------

NET SALES                                    $    256,450    $     45,130

COST OF GOODS SOLD                                 91,217          37,208
                                             ------------    ------------

    GROSS PROFIT                                  165,233           7,922
                                             ------------    ------------

OPERATING EXPENSES:
 Depreciation and amortization                     44,221          27,927
 Sales and marketing                               43,095          46,567
 General and administrative                       222,533         141,827
                                             ------------    ------------

    TOTAL OPERATING EXPENSES                      309,849         216,321
                                             ------------    ------------

    OPERATING INCOME (LOSS)                      (144,616)       (208,399)
                                             ------------    ------------

OTHER INCOME (EXPENSES)
 Interest income, net                              (6,789)            (60)
 Other income (expenses)                           (8,752)            (61)
                                             ------------    ------------

    TOTAL OTHER INCOME (EXPENSES)                 (15,541)           (121)
                                             ------------    ------------

    INCOME (LOSS) BEFORE INCOME TAXES            (160,157)       (208,520)

INCOME TAXES                                         --              --
                                             ------------    ------------

    NET INCOME (LOSS)                        $   (160,157)   $   (208,520)
                                             ============    ============

Net Loss Per Share (Basis and Diluted)       $      (0.01)   $      (0.01)
                                             ============    ============

Weighted Average Common Shares Outstanding     31,690,532      29,033,637
                                             ============    ============

                                QUESTEC. COM INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 2000         1999
                                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                            $(160,157)   $(208,520)
 Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation and amoritzation                                44,221       27,927
 Changes in operating assets and liabilities:
    Accounts receivable                                        (182,277)      (4,668)
    Note receivable
                                                                 10,000         --
    Accounts payable                                             (5,168)      16,071
    Accrued expenses                                            173,155       77,918
                                                              ---------    ---------

       CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES    (120,226)     (91,272)
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                            (17,330)     (11,091)
 Costs incurred in software development
                                                                   --        (30,793)
                                                              ---------    ---------

       CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES     (17,330)     (41,884)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock
                                                                   --         11,949
 Net changes in due to stockholders                             144,428      118,817
 Proceeds from (repayments of) note payable, bank, net           (9,879)       2,390
                                                              ---------    ---------

       CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES     134,549      133,156
                                                              ---------    ---------


       NET INCREASE (DECREASE) IN CASH                           (3,007)        --


CASH, Beginning                                                   3,007         --
                                                              ---------    ---------

CASH, Ending                                                  $    --      $    --
                                                              =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during the periods for:
   Interest                                                   $   4,352    $      60
                                                              =========    =========
   Taxes                                                      $    --      $    --
                                                              =========    =========

 Non-cash investing and financing activities:
   Exercise of options by reducing liabilities                $  48,500    $ 192,085
                                                              =========    =========
   Conversion of debt to equity                               $    --      $ 212,000
                                                              =========    =========

1. BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Questec. Com Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended September 30, 2000 and 1999 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10KSB) filed with the Securities and Exchange Commission for the year ended June 30, 2000.

2. THE COMPANY:

The Company designs, develops and markets proprietary software and hardware systems, with shared technology bases, which present three-dimensional computer analyzed images for sports entertainment, business and industrial markets.

3. INCOME (LOSS) PER SHARE:

The Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are not included in the computation of diluted EPS for the periods ended September 30, 2000 and 1999 as such inclusion is antidiluted.

4. EQUITY TRANSACTION:

During the three months ended September 30, 2000, options to purchase 150,000 shares of common stock were exercised by reducing liabilities owed to the option holders. The exercise price of the options are ranging from $0.21 to $0.38 per share.

5. GOING CONCERN:

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $160,157 during the period ended September 30, 2000 and, as of that date, the Company's current liabilities exceeded its current assets by $1,166,469 and its total liabilities exceeded its total assets by $773,991. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is working on raising more capital through public and/or private placement offering, setting up strategic partners to reduce future development costs, expansion of revenue earnings for customers utilizing its existing systems and setting up additional sources of revenue, such as internet services, which require little capital but potentially generate additional revenue. The ability of the Company to continue as a going concern is dependent upon the success of the offering or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

During the most recent Quarter, the Company announced that it has completed preliminary testing and development of its newest product offering, HitTrax. This is a direct result of the continued relationship between the Company and AAEC. The introduction of HitTrax takes the Company one step closer to meeting its goal of measuring all relevant action on the field of play. The Company and AAEC continue to develop new applications of the Company's core technology for new and existing sports. This new application is currently being marketed as a new broadcast enhancement for television, Internet and interactive Television, and also as an analysis tool for team training and player evaluation.

The Company's revenue presently is derived from a number of relatively small projects, such as contributions to Fox Sports Network's regional and national baseball broadcasts and ISL Worldwide's world feed television coverage of ATP Tour's Master Series Tennis tournament, the majority of which originate in Europe..

The Company recently terminated discussions with a proposed investor involving a potential $4,000,000 private placement financing. Management determined that conditions placed by the proposed investor in connection with the transaction did not merit continuation of negotiations, and believes that on-going business opportunities will negate the necessity of such financing for a minimum of three to six months.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On November 15, 2000, the Company's Annual Meeting of Shareholders took place. Immediately prior thereto, Michael W. Russo, President of the Company, tendered his resignation as both President of the Company and as a Director. Mr. Russo agreed to continue in his capacity as Acting President of the Company until the appointment of his successor or the expiration of three (3) months, whichever shall sooner occur. At such meeting, Steven B. Greenfield, Bruce L. Nesenger, Philip Albanese, Paul Baim, William E. Cavanaugh, Derek L. Donaldson and Stephen
A. Ehrlich were elected Directors of the Company. Shareholders also approved the merger of the Company into a wholly owned Delaware subsidiary and gave the Board of Directors the authority to change the name of the Company to Questec, Inc. or such other similar name as deemed appropriate by the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K.

(a) Index to Exhibits

    2.  Charter and By-Laws*

    6.  Material Contracts*

    6a. Agreements with Atlantic Aerospace Electronics Corporation dated
        September 9, 1998*

    6b. Agreement with Live Motion Company dated June 9, 1999*

   15.  Private Placement Memorandum dated October 1, 1997*

   21.  Subsidiaries

   27.  Financial Disclosure Statement

* Incorporated by reference from Form 10-SB filed on March 2, 2000

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        QUESTEC.COM, INC.

November 20, 2000                       By: /s/ Michael W. Russo
                                           -----------------------------
                                            Michael W. Russo,
                                            Acting President

November 20, 2000                           /s/ Deirdre Gallagher
                                            ----------------------------
                                            Deirdre Gallagher,
                                            Secretary

                                    EXHIBITS

Exhibit 21.  Subsidiaries

Questec.com, Inc., a Delaware corporation, 100% owned by Questec.com, Inc., the Registrant, a Wyoming company.