Form 10QSB
period 2000-12-31
QUESTEC COM INC
filed 2001-02-20
CIK 1108150

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _______________________________

                                       OR

X  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
-

For the transition period from October 1, 2000 to December 31, 2000

                         Commission file number 0-30756

                                  QUESTEC, INC.
                 (Name of Small Business Issuer in Its Charter)

       Wyoming                                       13-1713318
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

160B West Industry Court, Deer Park, New York           11729
(Address of principal executive office)              (Zip Code)

Issuer's telephone number, including area code (631) 243-1880

     The number of shares outstanding of registrant's common stock, as of December 31, 2000, was 32,371,893.

     Transitional Small Business Format:  Yes  X          No
                                              ---            ---

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

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                  QUESTEC, INC.

                                    CONTENTS

----------------------------------------------------------------------------------------------

                                                                                          Page
                                                                                          ----
UNAUDITED FINANCIAL STATEMENTS

  Balance Sheets as of December 31, 2000 and June 30, 2000                                 F-2

  Statements of Operations - For the Three Months Ended December 31, 2000 and 1999         F-3

  Statements of Operations - For the Six Months Ended December 31, 2000 and 1999           F-4

  Statements of Cash Flows - For the Six Months Ended December 31, 2000 and 1999           F-5

NOTES TO FINANCIAL STATEMENTS                                                              F-6

                                  QUESTEC, INC.
                                 BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------

                                     ASSETS

                                                                                     December 31,       June 30,
                                                                                         2000             2000
                                                                                      (Unaudited)       (Audited)
                                                                                   ---------------   ---------------
CURRENT ASSETS:
 Cash                                                                               $          -      $       3,007
 Accounts receivable, net                                                                226,954             51,175
 Note receivable                                                                          17,698             10,000
 Prepaid expenses and other current assets                                                 5,960              6,467
                                                                                   ---------------   ---------------

  Total Current Assets                                                                   250,612             70,649

PROPERTY AND EQUIPMENT, Net                                                              169,018            183,416

OTHER ASSETS:
 Software development costs, net of accumulated amortization of $189,850
  and $135,254, respectively                                                             246,917            301,513
                                                                                   ---------------   ---------------

  TOTAL ASSETS                                                                      $    666,547      $     555,578
                                                                                   ===============   ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable                                                                   $    191,012      $     195,072
 Accrued liabilities, current portion                                                  1,068,746            864,873
 Note payable, bank                                                                        9,625              9,980
 Advances from stockholders                                                              242,676             79,320
                                                                                   ---------------   ---------------

  Total Current Liabilities                                                            1,512,059          1,149,245

OTHER LIABILITIES:
 Accrued liabilities, non-current portion                                                 65,417             68,667
                                                                                   ---------------   ---------------

  TOTAL LIABILITIES                                                                    1,577,476          1,217,912
                                                                                   ---------------   ---------------


COMMITMENTS AND CONTINGENCIES                                                                  -                  -
STOCKHOLDERS' DEFICIT:
 Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
   none issued and outstanding                                                                 -                  -
 Common stock, $0.0001 par value, 80,000,000 shares authorized,
  32,371,893 and 31,571,643 shares issued and outstanding, respectively                    3,237              3,157
 Additional paid-in capital                                                           10,062,310          9,844,295
 Accumulated deficit                                                                 (10,976,476)       (10,509,786)
                                                                                   ---------------   ---------------

  TOTAL STOCKHOLDERS' DEFICIT                                                           (910,929)          (662,334)
                                                                                   ---------------   ---------------

  TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                      $     666,547      $     555,578
                                                                                   ===============   ===============

                                 QUESTEC, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

------------------------------------------------------------------------------------

                                                    2000                  1999
                                               -----------------    ----------------
NET SALES                                       $        32,852      $       33,182

COST OF GOODS SOLD                                       15,506              37,189
                                               -----------------    ----------------

     GROSS PROFIT                                        17,346              (4,007)
                                               -----------------    ----------------

OPERATING EXPENSES:
  Depreciation and amortization                          44,621              29,613
  Sales and marketing                                    39,096              18,134
  General and administrative                            236,934             174,371
                                               -----------------    ----------------

     TOTAL OPERATING EXPENSES                           320,651             222,118
                                               -----------------    ----------------

     OPERATING LOSS                                    (303,305)           (226,125)
                                               -----------------    ----------------

OTHER INCOME (EXPENSES)
  Interest income, net                                     (973)             (3,160)
  Other expense                                          (2,255)                 (1)
                                               -----------------    ----------------

     TOTAL OTHER EXPENSES                                (3,228)             (3,161)
                                               -----------------    ----------------

     LOSS BEFORE INCOME TAXES                          (306,533)           (229,286)

INCOME TAXES                                                 -                    -
                                               -----------------    ----------------

     NET LOSS                                   $      (306,533)      $    (229,286)
                                               =================    ================

Net Loss Per Share (Basis and Diluted)          $         (0.01)      $       (0.01)
                                               =================    ================

Weighted Average Common Shares Outstanding           32,098,887          30,482,654
                                               =================    ================

                                  QUESTEC, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

-------------------------------------------------------------------------------------

                                                       2000                1999
                                                 ----------------    ----------------
NET SALES                                         $      289,302      $       78,312

COST OF GOODS SOLD                                       106,723              74,397
                                                 ----------------    ----------------

     GROSS PROFIT                                        182,579               3,915
                                                 ----------------    ----------------

OPERATING EXPENSES:
  Depreciation and amortization                           88,842              57,540
  Sales and marketing                                     82,191              64,701
  General and administrative                             459,467             316,198
                                                 ----------------    ----------------

     TOTAL OPERATING EXPENSES                            630,500             438,439
                                                 ----------------    ----------------

     OPERATING LOSS                                     (447,921)           (434,524)
                                                 ----------------    ----------------

OTHER INCOME (EXPENSES)
  Interest income, net                                    (7,762)             (3,220)
  Other expense                                          (11,007)                (62)
                                                 ----------------    ----------------

     TOTAL OTHER EXPENSES                                (18,769)             (3,282)
                                                 ----------------    ----------------

     LOSS BEFORE INCOME TAXES                           (466,690)           (437,806)

INCOME TAXES                                                  -                     -
                                                 ----------------    ----------------

     NET LOSS                                     $     (466,690)      $    (437,806)
                                                 ================    ================

Net Loss Per Share (Basis and Diluted)            $        (0.01)      $       (0.01)
                                                 ================    ================

Weighted Average Common Shares Outstanding            31,890,404          30,299,139
                                                 ================    ================

                                  QUESTEC, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                             2000               1999
                                                        ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                $    (466,690)     $   (437,806)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amoritzation                               88,842            57,540
 Changes in operating assets and liabilities:
    Accounts receivable                                       (175,779)           19,512
    Note receivable                                               (168)                -
    Accounts payable                                            (4,060)           28,721
    Accrued expenses                                           300,839           473,612
                                                        ---------------   ---------------

       CASH FLOW USED IN OPERATING ACTIVITIES                 (257,016)          141,579
                                                        ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                           (19,342)           (7,407)
 Collections on note receivable                                 10,000                 -
 Costs incurred in software development                              -           (55,277)
                                                        ---------------   ---------------

       CASH FLOW USED IN INVESTING ACTIVITIES                   (9,342)          (62,684)
                                                        ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                        100,350            11,949
 Net changes in due to stockholders                            163,356           (93,183)
 Proceeds from (repayments of) note payable, bank, net            (355)            2,339
                                                        ---------------   ---------------

       CASH FLOW PROVIDED BY  FINANCING ACTIVITIES             263,351          (78,895)
                                                        ---------------   ---------------

       NET DECREASE IN CASH                                     (3,007)               -

CASH, Beginning                                                  3,007                -
                                                        ---------------   ---------------

CASH, Ending                                             $           -     $          -
                                                        ===============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during the periods for:
   Interest                                              $       5,493     $       3,220
                                                        ===============   ===============
   Taxes                                                 $      -          $           -
                                                        ===============   ===============

 Non-cash investing and financing activities:
   Exercise of options by reducing liabilities           $     100,215     $     595,545
                                                        ===============   ===============
   Exercise of options for note                          $      17,530
                                                        ===============   ===============

                                  QUESTEC, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Questec.Com Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended December 31, 2000 and 1999 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10-KSB) filed with the Securities and Exchange Commission for the year ended June 30, 2000.

2. THE COMPANY:

The Company designs, develops and markets proprietary software and hardware systems, with shared technology bases, which present three-dimensional computer analyzed images for sports entertainment, business and industrial markets.

3. INCOME (LOSS) PER SHARE:

The Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are not included in the computation of diluted EPS for the periods ended December 31, 2000 and 1999 as such inclusion is antidiluted.

4. EQUITY TRANSACTION:

During the three months ended September 30, 2000, options to purchase 150,000 shares of common stock were exercised by reducing liabilities of $48,500. The exercise prices of the options are ranging from $0.21 to $0.38 per share.

During the three months ended December 31, 2000, options and warrants to purchase 392,750 and 257,500 shares of common stock were exercised, respectively. The Company received $100,350 in cash, $17,530 in note and reducing liability of $51,715. The exercise prices of the options and warrants are ranging from $0.21 to $0.38 per share.

                                  QUESTEC, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------


5. GOING CONCERN:

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $466,690 during the period ended December 31, 2000 and, as of that date, the Company's current liabilities exceeded its current assets by $1,261,447 and its total liabilities exceeded its total assets by $910,929. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is working on raising more capital through public and/or private placement offering, setting up strategic partners to reduce future development costs, expansion of revenue earnings for customers utilizing its existing systems and setting up additional sources of revenue, such as internet services, which require little capital but potentially generate additional revenue. The ability of the Company to continue as a going concern is dependent upon the success of the offering or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The Company is continuing the installation of its patented "SuperVision" pitch tracking system into all 30 Major League ballparks, establishing its internet baseball production as a standard per game feature, and continuing development of HitTrax. The Company continues to pursue expansion of its TennisProView production service through contracts with major world-wide providers of tennis coverage and to establish internet tennis production service as a standard per match feature. The company is continuing development of a new version of GolfProView and a 3-D virtual ski jump tracking system.

The Company's recent five (5) year Agreement with Major League Baseball ("MLB") to provide a new version of their state-of-the-art PitchTrax pitch measurement technology in support of MLB's previously announced strike zone initiatives is proof of the accuracy, reliability and value of its technology. The development is now in the final stages for this customized version of the Company's measurement technology. The Company has also been contracted to install, operate, and maintain the new "Umpire Information System" for the term of the Agreement. This new system includes several key modifications to the Company's commercial PitchTrax product currently licensed exclusively to the FOX Channels Group as "in-game enhancement" during live television broadcasts of Major League Baseball games. PitchTrax appears as a sponsored feature during FOX Sports Net productions.

The Company has already begun to receive revenue from the five year contract with Major League Baseball. Major League Baseball will pay the Company for each stadium installation and will pay additional fees to operate the system on a per game basis for the term of the agreement. Additional sources of revenue are derived from a number of relatively small projects, such as contributions to Fox Sports Network's regional and national baseball broadcasts and ISL Worldwide's world feed television coverage of ATP Tour's Master Series Tennis tournament.

The Company and its new Board of Directors have established new, clear business strategies and principles relating to business development, operating efficiency, managerial tasks, product pricing, debt reduction and investor relations. The Board has begun implementing its pure business approach to running the Company by reshaping its corporate structure, amending the Company's name to better identify the Company and its products, and increasing revenues. The Board is concluding its pursuit and selection of private placement funding which will be formalized shortly.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On February 12, 2001, at a Special Meeting of the Board of Directors of the Company, the resignations of Michael W. Russo as President of the Company and Deirdre Gallagher as Secretary of the Company were accepted. Steven B. Greenfield was elected Chairman of the Board of Directors of the Company, Derek Donaldson was named President and Bruce Nesenger became Secretary. At such meeting, the Board of Directors also approved the execution of an agreement between the Company and Major League Baseball wherein the Company will become the sole provider of pitch tracking technology to Major League Baseball. The Company and MLB have committed to the use of pitch tracking technology at a minimum of 2,000 games during the next five (5) years. The contract between the Company and MLB was completed on February 9, 2001, and the system will be in operation at the beginning of the upcoming 2001 season in April.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Index to Exhibits

    2.  Charter and By-Laws*

    6.  Material Contracts*

    6a. Agreements with Atlantic Aerospace Electronics Corporation dated
        September 9, 1998*

    6b. Agreement with Live Motion Company dated June 9, 1999*

    15. Private Placement Memorandum dated October 1, 1997*

    21. Subsidiaries.

---------------------------
* Incorporated by reference from Form 10-SB filed on March 2, 2000

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           QUESTEC, INC.

February 20, 2001                       By:      /s/ Steven B. Greenfield
                                                 ----------------------------
                                                 Steven B. Greenfield
                                                 Chairman of the Board

February 20, 2001                                /s/ Derek Donaldson
                                                 ----------------------------
                                                 Derek Donaldson
                                                 President