Form 10QSB
period 2001-03-31
QUESTEC COM INC
filed 2001-05-14
CIK 1108150

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

For the transition period from January 1, 2001 to March 31, 2001

                         Commission file number 0-30756

                                  QUESTEC, INC.
                                  -------------
                 (Name of Small Business Issuer in Its Charter)

         Wyoming                                      13-1713318
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


160B West Industry Court, Deer Park, New York            11729
---------------------------------------------          ----------
(Address of principal executive office)                (Zip Code)

Issuer's telephone number, including area code (631) 243-1880
                                               --------------

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

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.



                   QUESTEC, INC. (FORMERLY QUESTEC.COM, INC.)

                                    CONTENTS
____________________________________________________________________________________

                                                                                Page
                                                                                ----
UNAUDITED FINANCIAL STATEMENTS

  Balance Sheets as of March 31, 2001 and June 30, 2000                          F-2

  Statements of Operations - For the Three Months Ended March 31, 2001 and 2000  F-3

  Statements of Operations - For the Nine Months Ended March 31, 2001 and 2000   F-4

  Statements of Cash Flows - For the Nine Months Ended March 31, 2001 and 2000   F-5

Notes To Financial Statements                                                    F-6





                   Questec, Inc. (Formerly Questec.Com, Inc.)
                                 Balance Sheets
---------------------------------------------------------------------------------------------------------------------------
                                     ASSETS
                                                                                         March 31,           June 30,
                                                                                            2001               2000
                                                                                        (Unaudited)          (Audited)
                                                                                        -----------         -----------
CURRENT ASSETS:
 Cash                                                                                 $     38,132        $      3,007
 Accounts receivable, net                                                                   64,327              51,175
 Note receivable                                                                            18,048              10,000
 Prepaid expenses and other current assets                                                   5,960               6,467
                                                                                      -------------       -------------
  Total Current Assets                                                                     126,467              70,649
PROPERTY AND EQUIPMENT, Net                                                                173,282             183,416
OTHER ASSETS:
 Software development Costs, net of accumulated amortization of $217,148
  and $135,254, respectively                                                               219,619             301,513
                                                                                      -------------       -------------
  TOTAL ASSETS                                                                        $    519,368        $    555,578
                                                                                      =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                     $    197,501        $    195,072
 Accrued liabilities, current portion                                                    1,019,930             864,873
 Note payable, bank                                                                          9,491               9,980
 Advances from stockholders                                                                190,462              79,320
                                                                                      -------------       -------------
  Total Current Liabilities                                                              1,417,384           1,149,245
OTHER LIABILITIES:
 Accured liabilities, non-current portion                                                       --              68,667
                                                                                      -------------       -------------
  TOTAL LIABILITIES                                                                      1,417,384           1,217,912
                                                                                      -------------       -------------
COMMITMENTS AND CONTINGENCIES                                                                   --                  --
STOCKHOLDERS' DEFICIT:
 Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
  none issued and outstanding                                                                   --                  --
 Common stock, $0.0001 par value, 80,000,000 shares authorized,
  33,307,893 and 31,571,643 shares issued and outstanding, respectively                      3,331               3,157
 Additional paid-in capital                                                             10,266,741           9,844,295
 Accumulated deficit                                                                   (11,168,088)        (10,509,786)
                                                                                      -------------       -------------
  TOTAL STOCKHOLDERS' DEFICIT                                                             (898,016)           (662,334)
                                                                                      -------------       -------------
  TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                         $    519,368        $    555,578
                                                                                      =============       =============


                   QUESTEC, INC. (FORMERLY QUESTEC.COM, INC.)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
--------------------------------------------------------------------------------------------------
                                                                           2001           2000
                                                                      -------------  -------------
NET SALES                                                             $     190,000  $      75,000
COST OF GOODS SOLD                                                           42,965         63,134
                                                                      -------------  -------------
    GROSS PROFIT                                                            147,035         11,866
                                                                      -------------  -------------
OPERATING EXPENSES:
 Depreciation and amortization                                               46,049         33,342
 Sales and marketing                                                         13,351         41,262
 General and administrative                                                 282,387        213,231
                                                                      -------------  -------------
    TOTAL OPERATING EXPENSES                                                341,787        287,835
                                                                      -------------  -------------
    OPERATING LOSS                                                         (194,752)      (275,969)
                                                                      -------------  -------------
OTHER INCOME (EXPENSES)
 Interest expense, net                                                         (386)          (168)
 Other income (expense)                                                       3,526         (1,054)
                                                                      -------------  -------------
    TOTAL OTHER INCOME (EXPENSES)                                             3,140         (1,222)
                                                                      -------------  -------------
    LOSS BEFORE INCOME TAXES                                               (191,612)      (277,191)
                                                                      -------------  -------------
INCOME TAXES                                                                     --             --
                                                                      -------------  -------------
    NET LOSS                                                          $    (191,612)  $   (277,191)
                                                                      =============  =============
Net Loss Per Share (Basis and Diluted)                                $       (0.01)  $      (0.01)
                                                                      =============  =============
Weighted Average Common Shares Outstanding                               33,006,449     31,082,943
                                                                      =============  =============

                   QUESTEC, INC. (FORMERLY QUESTEC.COM, INC.)
                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                   2001          2000
                                                              ------------  -------------
NET SALES                                                     $    479,302  $     153,312
COST OF GOODS SOLD                                                 149,688        137,531
                                                              ------------  -------------
    GROSS PROFIT                                                   329,614         15,781
                                                              ------------  -------------
OPERATING EXPENSES:
 Depreciation and amortization                                     134,891         90,882
 Sales and marketing                                                95,542        105,963
 General and administrative                                        741,854        529,429
                                                              ------------  -------------
    TOTAL OPERATING EXPENSES                                       972,287        726,274
                                                              ------------  -------------
    OPERATING LOSS                                               (642,673)      (710,493)
                                                              ------------  -------------
OTHER INCOME (EXPENSES)
 Interest expense, net                                             (8,148)        (3,388)
 Other expense, net                                                (7,481)        (1,116)
                                                              ------------  -------------
    TOTAL OTHER EXPENSE                                           (15,629)        (4,504)
                                                              ------------  -------------
    LOSS BEFORE INCOME TAXES                                     (658,302)      (714,997)
INCOME TAXES                                                           --             --
                                                              ------------  -------------
    NET LOSS                                                  $  (658,302)  $   (714,997)
                                                              ============  =============
Net Loss Per Share (Basis and Diluted)                        $     (0.02)  $      (0.02)
                                                              ============  =============
Weighted Average Common Shares Outstanding                     32,138,893     30,483,370
                                                              ============  =============


                   QUESTEC, INC. (FORMERLY QUESTEC.COM, INC.)
                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
----------------------------------------------------------------------------------------
                                                                    2001         2000
                                                                -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                       $ (658,302)  $ (714,997)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amoritzation                                   134,891       90,882
 Changes in operating assets and liabilities:
   Accounts receivable                                             (13,152)     (55,488)
   Accrued interest on note receivable                                (518)          --
   Accounts payable                                                  2,429        4,111
   Accrued expenses                                                338,791      539,338
                                                                -----------  -----------
      CASH FLOW USED IN OPERATING ACTIVITIES                      (195,861)    (136,154)
                                                                -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                               (42,357)     (36,948)
 Collections on note receivable                                     10,000           --
 Costs incurred in software development                                 --     (104,568)
                                                                -----------  -----------
      CASH FLOW USED IN INVESTING ACTIVITIES                       (32,357)    (141,516)
                                                                -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                             152,690      112,952
 Net changes in due to stockholders                                 111,142      184,494
 Proceeds from (repayments of) note payable, bank, net                 (489)       2,227
                                                                -----------  -----------
      CASH FLOW PROVIDED BY FINANCING ACTIVITIES                    263,343      299,673
                                                                -----------  -----------
      NET DECREASE IN CASH                                           35,125       22,003
CASH, Beginning                                                       3,007           --
                                                                -----------  -----------
CASH, Ending                                                     $   38,132  $    22,003
                                                                ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the periods for:
  Interest                                                       $    6,230  $     3,388
                                                                ===========  ===========
  Taxes                                                          $       --  $        --
                                                                ===========  ===========
 Non-cash investing and financing activities:
  Exercise of options by reducing liabilities                    $  252,400  $   595,545
                                                                ===========  ===========
  Exercise of options for note                                   $   17,350  $        --
                                                                ===========  ===========

                   QUESTEC, INC. (FORMERLY QUESTEC.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Questec, Inc. (Formerly Questec.Com, Inc.) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended March 31, 2001 and 2000 are unaudited and include all adjustments, which in the opinion of management are necessary, in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10KSB) filed with the Securities and Exchange Commission for the year ended June 30, 2000.

2.  THE COMPANY:

The Company designs, develops and markets proprietary software and hardware systems, with shared technology bases, which present three-dimensional computer analyzed images for sports entertainment, business and industrial markets.

3.  INCOME (LOSS) PER SHARE:

The Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are not included in the computation of diluted EPS for the periods ended March 31, 2001 and 2000 as such inclusion is antidiluted.

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

During the three months ended March 31, 2001, options and warrants to purchase 761,000 and 175,000 shares of common stock were exercised, respectively. The Company received $52,325 in cash for the warrant exercised and reduce liability of $152,200 for the options exercised. The exercise prices of the options and warrants are ranging from $0.20 to $0.30 per share.

On January 22, 2001, the Company granted its employees and directors options to purchase 3,615,000 shares of its common stock at an exercise price of $0.20 per share. The exercise price is greater than the market price of the Company's stock on the grant date. Accordingly, no compensation is recorded.

                   QUESTEC, INC. (FORMERLY QUESTEC.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

5.  GOING CONCERN:

As shown in the accompanying unaudited financial statements, the Company incurred a net loss of $658,302 during the period ended March 31, 2001 and, as of that date, the Company's current liabilities exceeded its current assets by $1,290,917 and its total liabilities exceeded its total assets by $898,016. These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to the Company's ability to continue as a going concern. The Company is working on raising more capital through public and/or private placement offering, setting up strategic partners to reduce future development costs, expansion of revenue earnings for customers utilizing its existing systems and setting up additional sources of revenue, such as internet services, which require little capital but potentially generate additional revenue. The ability of the Company to continue as a going concern is dependent upon the success of the offering or alternative financing arrangements and expansion of its operations. The unaudited financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The Company has made significant progress in the installation and operation process of the Company's patented "SuperVision" pitch tracking system (PitchTrax on FOX Sports Net, FOX Family and FOX FX) into Major League ballparks. During the first month of the 2001 season, PitchTrax was installed and operated for the first time in Camden Yards (Baltimore Orioles), Comerica Park (Detroit Tigers), Enron Field (Houston Astros), Miller Park (Milwaukee Brewers), and PNC Park (Pittsburgh Pirates). In addition to expanding the Company's onsite presence at these Major League ballparks. QuesTec is also working to establish its internet baseball content as a unique real-time feature for live game coverage. Complementary baseball products such as HitTrax and Player Positioning are currently being marketed and will only be deployed when contracted.

The Company recently announced a five (5) year Agreement with Major League Baseball ("MLB") to develop, install and operate the new "Umpire Information System" (UIS). This new system is an enhanced version of the Company's core technology which was used to create a state-of-the-art pitch measurement and reporting system in support of MLB's previously announced strike zone initiatives. The Company is finalizing beta testing of its new UIS and plans to roll out six (6) systems by this years All Star Break. As part of this Agreement, the Company has also been contracted to install, operate, and maintain the new "Umpire Information System" for the term of the contract. This new system includes several key modifications to the Company's commercial PitchTrax product currently licensed exclusively to the FOX Channels Group as "in-game enhancement" during live television broadcasts of Major League Baseball games. The UIS is a separate and distinct system than PitchTrax, and requires the installation of new cabling infrastructure, more advanced and sophisticated cameras, as well as separate and distinct data capture, quantification and reporting applications. While the UIS and PitchTrax may operate in the same venue, they are by no means the same system.

During this quarter, the Company and its new Board of Directors established new, clear business strategies and principles relating to business development, operating efficiency, managerial tasks, product pricing, debt reduction and investor relations. The Board has begun implementing its pure business approach to running the Company by reshaping its corporate structure, amending the Company's name to better identify the Company and its products, and increasing revenues. While the Board considered a private placement during this past quarter, they opted to suspend that activity for the time being. The

Company's increasing revenue base and improving cash flow have given the Company the ability to allow market conditions to improve before considering another private offering.

The Company has placed a concentrated effort on promoting its technology as it relates to baseball. The Company's work with FOX and MLB has been the primary focus during the past five months and will continue to be for the balance of this fiscal year end June 30, 2001. Marketing of other sports related technologies such as TennisProView and GolfProView will resume in late summer or early fall. The shake out of the dot coms and the delays with the deployment of interactive television have had an impact on the Company's ability to expand its operations in these fields. While management believes that the current market conditions in these sectors will improve, they have decided to concentrate the Company's efforts on existing products, clients and markets.


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

The Company and MLB have committed to the use of pitch tracking technology at a minimum of 2,000 games during the next five (5) years. The contract between the Company and MLB was completed on February 9, 2001, and the system is in operation effective as of the beginning of the 2001 season in April.

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

                                            QUESTEC, INC.

May 14, 2001                        By:  /s/ Steven B. Greenfield
                                         ----------------------------
                                         Steven B. Greenfield
                                         Chairman of the Board

May 14, 2001                             /s/ Derek Donaldson
                                         ----------------------------
                                         Derek Donaldson
                                         President

                                    EXHIBITS

Exhibit 21.  Subsidiaries

Questec.com, Inc., a Delaware corporation, 100% owned by Questec, Inc., the Registrant, a Wyoming company.