Form 10KSB
period 2001-06-30
QUESTEC COM INC
filed 2001-10-15
CIK 1108150

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001


                        Commission file number 000-30756

                                  QuesTec, Inc.
                   -------------------------------------------
                 (Name of Small Business issuer in its charter)

                   Wyoming                                    11-3445299
                   -------                                    ----------
       (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                    Identification Number)

          160B West Industry Court
             Deer Park, New York                                11729
             -------------------                                -----
  (Address of Principal Executive Offices)                    (Zip Code)

         Issuer's Telephone Number, Including Area Code: (631) 243-1880

                                 ---------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X    No
             ---      ---

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Company's revenues for fiscal year 2001 were:  $ 696,752.00.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is $2,905,009.50, based on the closing price of $0.11 as of October 12, 2001.

         As of October 12, 2001, there were 34,065,542 shares of the issuer's Common Stock, $.0001 par value, outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes  X    No
             ---      ---

                                  QUESTEC, INC.
                                   FORM 10-KSB
                        FOR THE YEAR ENDED JUNE 30, 2001


                                TABLE OF CONTENTS
                                -----------------
                                                                        Page No.
                                                                        --------
PART I        ...........................................................   1

Item 6.       Description of Business....................................   1

Item 7.       Description of Property....................................   8

Item 8.       Directors, Executive Officers and Significant
              Employees..................................................   8

Item 9.       Remuneration of Directors and Officers.....................  10

Item 10.      Security Ownership of Management and Certain
              Security Holders...........................................  11

Item 11.      Interest of Management and Others in Certain
              Transactions...............................................  13

PART II       ...........................................................  13

Item 1.       Market Price of and Dividends on the Registrant's
              Common Equity and Other Shareholder Matters................  13

Item 2.       Legal Proceedings..........................................  14

Item 3.       Changes in and Disagreements with Accountants..............  14

Item 4.       Submission of Matters to a Vote of Security Holders........  14

Item 5.       Compliance with Section 16(a) of the Exchange Act..........  14

Item 6.       Reports on Form 8-K........................................  15

PART F/S      ...........................................................  15

PART III      ...........................................................  16

Item 1.       Index to Exhibits..........................................  16

Item 2.       Description of Exhibits....................................  16

                            DISCLOSURE ALTERNATIVE 2

         QuesTec has elected to follow Form 10-KSB disclosure Alternative 2 for transitional small business issuers. The Item numbers included in this Form 10-KSB are based upon that disclosure alternative.

                           FORWARD-LOOKING STATEMENTS

         QuesTec, Inc. ("QuesTec" or the "Company") cautions readers that certain important factors may affect QuesTec's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of QuesTec. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. QuesTec is also subject to risks detailed herein or detailed from time to time in QuesTec's filings with the Securities and Exchange Commission.

                                     PART I

Item 6.       Description of Business

              QuesTec is a Wyoming corporation originally incorporated on February 3, 1987 under the Company Act of British Columbia. At that time, the Company was known as "SZL Sportsight, Inc." and was involved in the sports entertainment industry as the designer and developer of a baseball pitch analyzer. The name of the corporation was changed to "QuesTec Imaging, Inc." on April 29, 1996, and the corporation was then reorganized in Wyoming on March 18, 1998. The corporate name was changed to "QuesTec.com, Inc." on January 18, 2000. On January 17, 2001, the company name was changed to "QuesTec, Inc."

Current Business

              The Company is a technology-based information service provider, creating computer-generated real-time virtual replays and in-game digital analysis content for professional sporting events covered on TV and the Internet. The Company also provides realistic content for future development of sports video games. The Company's products use a series of cameras, computers and sophisticated military-grade technology to track moving objects (such as balls and players) and instantly reconstructs digital images which can be replayed in real-time, viewed from any angle, compared and analyzed. Such products are routinely and increasingly used during coverage of baseball, tennis and golf around the world, while development of new products for other sports continues. The Company's digital video content has been broadcast and used for analysis during coverage of such high-profile sporting events as the World Series, the Major League Baseball All Star Game, the French Open, the ATP World Championships and World Cup Golf. The Company continues to provide and offer its products and services to companies covering these three major sports throughout the year, including FOX Sports Productions, FOX Sports Net, NBC Sports, MSG

Network, CBS Sportsline, Major League Baseball, ZDF and ARD German National Television, France 2 and France 3 French National Television, and The Golf Channel and The Sports Network.

Current Products and Services

         The Company provides turnkey solutions for real-time virtual replays of professional sporting events. These interactive 3D replays can be used for television, sports entertainment, video games, interactive services, display media, league scoring and officiating, and player training and evaluation. The Company uses cameras, computers, video equipment, proprietary technology and software to track and measure moving objects (such as balls and players) and instantly in real-time, reconstructs digital 3D images which can than be viewed from any angle, analyzed (replayed), compared, etc. Furthermore, each sporting event can lead to multiple revenue streams for the Company. For example, the Company can display pitches in a single baseball game on FOX Sports Net's home team production, provide the real-time production service for FOX Sports Net's away team broadcast, including separate national coverage, as well as foreign networks for international broadcasts, transmit the data via the internet in real-time for broadcast over the world wide web and/or Interactive TV platforms, then later provide the data to Major League Baseball and professional teams as well as video game producers.

         The Company's proprietary products and services include the following:

         PitchTrax(TM) This is used in Major League Baseball ("MLB") to create virtual replays for television and provide a behind-the-scenes analysis tool for commentators. PitchTrax(TM) tracks each pitch, and then measures the speed, path and trajectory at various intervals as the ball approaches the strike zone.

         Umpire Information System (UIS)(TM) The Umpire Information System
(UIS)(TM) was developed specifically for Major League Baseball as their "technology of choice" to support MLB's officiating process. The Company has been contracted for five years to develop, install, operate and maintain UIS(TM) as part of MLB's recently announced strike zone initiatives. As part of the Agreement, the Company will install six systems in Major League ballparks during 2001. Additional systems for both Major League and Minor League ballparks are planned for 2002.

         TennisProView(TM) The TennisProView(TM) system instantly captures and displays the exact speed, trajectory and court impact point of each serve during a tennis match. TennisProView(TM) creates a virtual replay for television and a behind-the-scenes analysis tool for commentators, providing spray charts, and serve analysis and player comparisons. Serve patterns and analysis can be displayed on the Internet as well.

         GolfProView(TM) The GolfProView(TM) system is used during televised golf coverage as an "instant preview." The system locates the golfer's ball on the green, and then proceeds to calculate and display the optimal putt path using 3D graphics. In addition, GolfProView(TM) displays in real-time the exact distance to the hole, the ball's height with respect to the cup and quantifies the break or breaks in inches.

         eSports(TM) eSports(TM) is the data delivery technology behind our eReplays(TM) suite of products. eSports(TM) instantly delivers the real-time digital information captured at live events worldwide through the Internet. This makes it possible for the live action QuesTec captures at the site of a sporting event to show up instantly as three-dimensional graphics on an Internet user's computer screen, in synch with the live action as it unfolds.

Full-Service Provider

         The Company provides its clients with a complete turnkey solution. By supplying all equipment and personnel required to produce the Company's unique quantified content, the Company operates as both a facilities provider and production company during each sporting event.

         A standard production "equipment" setup is comprised of a front-end data capture system, consisting of cable infrastructure, a fixed closed circuit camera system, a video control system and a computer network for data capture and quantification. The visualization system includes a computer network for quantified data retrieval and technology for real-time 3D rendering. The scoring system is comprised of a computerized or manual timing and scoring system. The communication system includes audio communication to client's production, video/audio display of virtual replay and an Internet link for data transmission for remote users and/or quality control management.

Management's Discussion and Plan of Operations for the Next 12 Months

         QuesTec has closed out its best fiscal year to date. Revenues were up more than 130% over the previous fiscal year end. These increases in reported revenues are attributed to advertising sales generated by the Company's PitchTrax(TM) virtual replay technology which is provided exclusively to FOX Sports Net, and the Company's recently announced 5-year contract with the Office of the Commissioner of [Major League] Baseball to develop, install and operate their Umpire Information System(TM).

         The Company continues to make significant progress in the installation and operation process of the Company's patented "PitchTrax(TM)" pitch tracking system into Major League ballparks. QuesTec now has a presence in 23 Major League ballparks and has 19 PitchTrax(TM) systems deployed. In addition to expanding the Company's onsite presence at Major League ballparks, QuesTec is also working to establish its Internet baseball content as a unique real-time feature for live game coverage. The Company's unique content has been integrated into FOX Sports.com's recently released "Hit the Pros" interactive video game. Complementary baseball products such as HitTrax(TM) and Player Positioning(TM) are currently being developed, integrated and marketed as part of the Company's unique content offerings.

         During this fiscal year QuesTec recently announced a five (5) year Agreement with the Office of the Commissioner of [Major League] Baseball to develop, install and operate the new "Umpire Information System (UIS)(TM)." This new system is an enhanced version of the Company's core technology, which was used to create a state-of-the-art pitch measurement and reporting system in support of MLB's previously announced strike zone initiatives. As part of this

Agreement, the Company has also been contracted to install, operate, and maintain the new UIS(TM) for the term of the contract. This new system includes several key modifications to the Company's commercial PitchTrax(TM) product currently licensed exclusively to the FOX Channels Group as "in-game enhancement" during live television broadcasts of Major League Baseball games.

         The UIS(TM) is a separate and distinct system than PitchTrax(TM), and requires the installation of new cabling infrastructure, more advanced and sophisticated cameras, as well as separate and distinct data capture, quantification and reporting applications. QuesTec has finished development of the UIS(TM) and is installing and operating six systems for MLB this year. Plans are currently being finalized to install and operate additional systems for the 2002 season. During the off-season, QuesTec will work with MLB to install and operate the UIS(TM) in several minor league ballparks for fall league and spring training usage.

         During the fiscal year ended June 30, 2001, the Company and its Board of Directors established clear business strategies and principles relating to business development, operating efficiency, managerial tasks, product pricing, debt reduction and investor relations. The Board initiated its business approach by reshaping QuesTec's corporate structure, amending the Company's name to better identify the company and its products, and increasing revenues. The Company's increasing revenue base is a clear validation of the Board's planning, commitment and direction.

         QuesTec has placed a concentrated effort on promoting its technology as it relates to baseball. The Company's work with FOX and MLB has been the primary focus during the past fiscal year. Marketing of other sports related technologies such as TennisProView(TM) have resumed. The shake out of the .com's and the delays with the deployment of interactive television has had an impact on the Company's ability to expand its operations in these fields. While management believes that the current market conditions in these sectors will improve, they have decided to concentrate the Company's efforts on existing products and markets domestically and internationally.

         The Company is presently involved in a number of projects, such as contributions to FOX Sports Network's regional and national baseball broadcasts, Major League Baseball's strike zone initiative and television coverage of ATP Tour's Master Series Tennis tournaments. Within the next 12 months, the Company anticipates that it will complete installation of PitchTrax(TM) in all 30 Major League Baseball ballparks (at the present time, PitchTrax(TM) is in operation in 19 of the ballparks, and is cabled for future operation in an additional three ballparks), establish Internet baseball production services as a standard daily feature (to date, this has been a special event package for All Star Game and World Series productions), expand TennisProView(TM) production service through contracts with major world-wide providers of tennis coverage, establish Internet tennis production service as a standard per-match feature, and complete development and deployment of a new version of GolfProView(TM).

Marketing

         The advent of the Internet and the convergence of digital media have created a need for new and unique content for television networks, Internet service providers, interactive television providers, data repositories and multimedia. Through direct marketing efforts, the Company has established, on a global basis, relationships with the governing bodies of athletic leagues and associations, major television rights holders and Internet service providers.

         The Company's marketing strategy is to maintain dominance in current markets through technical excellence and outstanding service, and to enter into and subsequently dominate new markets while expanding global awareness of the Company's brand. The Company hopes to establish itself as the branded market leader in real-time data and motion-capture systems for sports. The Company plans to do so by launching a promotional campaign targeting journalists and editors who cover sports, media, entertainment, the Internet and investment community, availing itself of significant on-air exposure during sports broadcasts that use the Company's products, which carry the Company's logo or end-of-production credits. In addition, the Company shall utilize public relations by customers as they promote their own services that utilize the Company's technology.

Research and Development Partners

         The Company is committed to the improvement of its present product line and the development of new products to provide the opportunity for growth in an ever-changing market.

         Because the Company has historically worked with labor intensive, limited production systems for baseball, tennis and golf, in September 1998 the Company entered into a seven-year agreement with Titan Systems Corporation, Aerospace Electronics Division, a subsidiary of Titan Corporation (NYSE: TTN) ("Titan"), a leading military software developer specializing in acquiring and tracking multiple targets in real-time. Under the agreement, Titan provides the Company with all research and development of live motion-capture tracking technology for future sports-related applications, and the Company and Titan collaborate on the development of certain graphics software and technology. The Company and Titan jointly own the software and technology if the Company and Titan develop such software and technology together; otherwise, Titan retains ownership of the software and technology it develops, and the Company owns the software and technology, as well as the parts of each system, not developed by Titan. In addition, Titan will grant the Company exclusive rights to use the software for sports-related applications. In exchange for the license, the Company granted Titan options to purchase 500,000 shares of its common stock with an exercise price of $0.20 per share. The options have a life of five years and are subject to one year of restriction. The options are valued at $55,357 under the Black-Scholes Option Price Model. In addition, the Company is required to pay Titan a 10% royalty fee on the Company's portion of gross revenues derived directly or indirectly from the sale, license or use of the graphics software and technology. Total royalty fees incurred during the years ended June 30, 2001 and 2000 amounted to $67,675 and $28,870, respectively.

         As a result of its relationship with Titan, the Company has been able to finalize development of "user friendly," reliable and robust systems which are now able to be deployed for multiple events, productions and uses. The integration of Titan's signal processing intelligence with the Company's core technology and production expertise has allowed the Company to broaden its product/service offerings. The Company believes that its relationship with Titan is imperative in maintaining its position as a technological leader in the industry. Paul W. Baim, a Director of the Company, is also the Director of Sports Technologies at Titan. Please see Item 11, "Interest of Management and Others in Certain Transactions."

         The Company also has a strategic partnership with LMC Live Motion Company ("LMC") of Wiesbaden, Germany, whereby LMC markets and assists in producing the Company's services in Europe. In June 1998, the Company entered into a seven-year research and development agreement with LMC, whereby the Company and LMC have established a strategic alliance in research and development of software-related broadcast enhancement products in the field of sports broadcasting and athletic analysis. In exchange for the research and development efforts of LMC, the Company will grant LMC an exclusive license to the Company's intellectual property and designate LMC as its distributor in Europe, Dubai and United Arab Emirates. The total licensing fee received from LMC during the years ended June 30, 2001 and 2000 amounted to $-0- and $77,932, respectively. No distribution fee has been paid to LMC during the years ended June 30, 2001 and 2000.

         The Company's business is materially dependent on its strategic relationships with Titan and LMC. The Company can not guarantee that it will successfully maintain those relationships.

Employees

         The Company presently has five full-time employees and 35 independent contractors that are coordinated from its Deer Park, New York office.

Dependence on Key Employee

         The Company materially depends upon the services of Edward J. Plumacher, a key employee of the Company. At the present time, the Company has not entered into an employment agreement with Mr. Plumacher and does not anticipate entering into such an agreement with Mr. Plumacher in the foreseeable future. The Company has obtained Key-man insurance for Mr. Plumacher in the amount of $1,000,000, of which the Company is the beneficiary of $500,000 and Mr. Plumacher's family is the beneficiary of $500,000. The Company would be materially adversely affected by the loss of services by Mr. Plumacher.

Dependence on Major Customers

         Almost 100% of the Company's revenues for the fiscal year 2001 were derived from three major customers of the Company: Oral Health America sponsors the Company's PitchTrax(TM) product on FOX Sports Net; the Office of the Commissioner of [Major League] Baseball utilizes the Company's Umpire Information System (UIS)(TM); and Gearhouse Broadcast Ltd. utilizes the TennisProView(TM) production service for the ATP Tours Master Series. The Company can not guarantee that its existing major customers will continue doing business with the Company.

Patents and Trademarks

         In February of 1987, the Company was assigned all of the rights to a U.S. Patent for a Baseball Strike Indicator and Trajectory Analyzer, which patent is the foundation of the technology for the Company's PitchTrax(TM) product. The Company does not own any other U.S. Patents for its proprietary products and technology. In addition, although the Company asserts trademark protection for all of its proprietary products, to date the Company has not federally registered any of its trademarks. As a result, the Company can not guarantee that it is not infringing on the patent or trademark rights of others. The Company does not have any immediate plans to secure any additional U.S. Patent or federally registered trademark at this time.

Competition

         Companies that compete in the sports information and production market are SporTVision, Elias Sports Bureau, Inside Edge, STATS, Inc., Sports Ticker, Princeton Video, Baseball.TV and Orad. All companies mentioned charge competitive prices and their pricing strategies are based on a per contract/project basis. Each broadcast of an athletic event has a certain budget for production enhancement features, which features the Company and its competitors both offer. However, the Company's competitors offer principally statistics and manual data entry packages from historical events as information and analysis tools during the production, while the Company offers real-time measurements of live action and the only products available that create live content that the viewer can see and understand from an on-screen display. In a baseball broadcast, for example, the Company can offer a visual display of pitch sequences, either during the on-going at bat or in comparison with prior at bats, where the viewer can see how a pitcher is pitching a particular batter and the speed and location of a series of pitches.

         Competitors can offer statistical information regarding particular situations. The Company and its competitors vie for the same production dollars budgeted for broadcast enhancements, as only one type of enhancement is usually utilized per production event.

Volatile Stock Price

         The trading price of the Company's Common Stock has been, and in the future is expected to be, volatile. The Company expects to experience further market fluctuations as a result of a number of factors, including:

                o   current and anticipated results of operations;

                o changes in the Company's business, operations or financial results;

                o   general market and economic conditions;

                o   competition;

                o   low trading volume;

                o   the number of market makers in the Company's stock;

                o   technological developments; and

                o   other factors.


Item 7.       Description of Property

         The Company's executive offices are located at 160B West Industry Court, Deer Park, New York 11729, in an approximately 4,200 square-foot space. The space, which houses all the Company's operations, is leased for a period through December 31, 2003. The annual rent under the lease agreement for the fiscal year ended June 30, 2001 was $30,752.


Item 8.       Directors, Executive Officers and Significant Employees

                  The following table sets forth the names, ages and positions held with respect to each Director, Executive Officer and Significant Employee of the Company.

             Name                  Age               Position
------------------------------   -------     ---------------------------

Philip J. Albanese                  58        Director

Paul W. Baim                        41        Director

William E. Cavanaugh                67        Director

Derek L. Donaldson                  57        President, Secretary and Director

Stephen A. Ehrlich                  45        Director

Steven B. Greenfield                36        Chairman of the Board

Bruce L. Nesenger                   53        Director

Edward J. Plumacher                 41        Marketing Manager

Dan Beard                           31        Production Manager

Ron Klimkowski                      58        Sports Marketing Director

Chris Malone                        37        New Media Manager

         Directors and Executive Officers

         Philip J. Albanese has been a Director of the Company since 1998. He has been the President of National Equipment Rental Program, Inc. since 1991.

         Paul W. Baim is a Director of the Company, having been elected to the position in December 1998. Mr. Baim is currently the Director of Sports Technologies at Titan Systems Corporation, Aerospace Electronics Division in Waltham, MA, a subsidiary of Titan Corporation (NYSE:TTN) ("Titan"), where he has been involved in software engineering for the past six years. His business responsibilities include directing engineering research and development, system architecture, program management, technology assessment and business development. Titan and QuesTec have formed a stategic relationship pertaining to the research and development of QuesTec's graphics software and technology. See
Item 6, "Business - Research and Development Partners," and Item 11, "Interest of Management and Others in Certain Transactions."

         William E. Cavanaugh, a Director of the Company since December 1998, is a retired business executive. Prior to his retirement in 1996, he was the Chief Operating Officer of the Company for two years.

         Derek L. Donaldson became President and Secretary of the Company in January 2001, and has been a Director of the Company since November 1990. He is an attorney in Kamloops, British Columbia, Canada, and is the sole shareholder and director of Derek Donaldson Law Corp.

         Stephen A. Ehrlich has been a Director of the Company since September, 2000. He is the Segment Executive of World Sports and Entertainment for IBM, for whom he has worked in an executive capacity for the prior five years.

         Steven B. Greenfield became Chairman of the Board of Directors of the Company in January 2001, and has been a Director of the Company since September 2000. Mr. Greenfield is an attorney who has practiced law in the State of Florida since 1991, and is the principal of Steven B. Greenfield, P.A., located in Boca Raton, Florida. Mr. Greenfield has previously represented numerous professional athletes in connection with his real estate law practice.

         Bruce L. Nesenger, a Director of the Company since September, 2000, is the president and Chief Executive officer of Nesenger Chevrolet and Nesenger Mazda located in Long Island, New York. Mr. Nesenger is a member of the Long Island Dealers Advertising Board and the New York Dealers Marketing Group Board.

         Significant Employees

         Edward J. Plumacher, the Company's Marketing Manager, has been employed by the Company since 1992. Mr. Plumacher oversees the Company's technical operations on a daily basis, and is responsible for the marketing of existing and new products, as well as the set up and coordination of new product installations. Mr. Plumacher also attends to all of the Company's financial and accounting functions. On or about December 2, 1994, in connection with the violation of various rules of the American Stock Exchange ("AMEX") allegedly committed by Mr. Plumacher during his former employment relationship with Shearson Lehman Brothers, Inc. in the mid to late 1980s, the Disciplinary Panel of the AMEX censured and permanently barred Mr. Plumacher from employment or association in any capacity with any of its members or member organizations.

On or about January 23, 1998, in connection with Mr. Plumacher's failure to comply with the insider reporting requirements of the Securities Act of British Columbia, as well as the AMEX censure and bar of Mr. Plumacher described above, the British Columbia Securities Commission ordered that, among other things, Mr. Plumacher be prohibited from becoming or acting as a director or officer of any reporting issuer within its jurisdiction of British Columbia for a period of eight years.

         Dan Beard, as Production Manager for the Company, is responsible for setting up and operating video productions for sporting events, including the coordination of required equipment. Mr. Beard has been employed by the Company since June, 1998. He previously was an independent technical director from June, 1997 through June, 1998, and prior to that the time served as a TV Director for Cablevision from 1995 through June, 1997.

         Ron Klimkowski, in his position as Sports Marketing Director, communicates with sports teams in order to arrange the coordination of installation of the Company's products at stadiums and training facilities, as well as the scheduling of production at sporting events. Mr. Klimkowski, a former major league pitcher with the New York Yankees, has been employed by the Company since January, 1996, and prior to that time worked as a financial consultant at Paine Webber for 3 years.

         Chris Malone, the New Media Manager of the Company since January 1999, coordinates development of new products and the research into new applications for the Company's products. Prior to holding this position at the Company, Mr. Malone was head of production services since December 1996 when he joined the Company. From November 1993 through December 1996, Mr. Malone was General Manager of Eastern Micro Systems, a small retail computer store.

         None of the above-named individuals is involved in any certain legal proceedings required to be disclosed by this Item.


Item 9.       Remuneration of Directors and Officers

--------------------------------------------------------------------------------
Name of individual or   Capacities in remuneration   Aggregate remuneration
  identity of group          was received
--------------------------------------------------------------------------------
 Edward J. Plumacher       Marketing Manager            $132,000.00 (1)
--------------------------------------------------------------------------------

         (1) Includes $72,000.00 paid to Mr. Plumacher as base salary for his services to the Company for the fiscal year 2001.

         Also includes $60,000.00 paid to Mr. Plumacher as additional compensation for his past services to the Company prior to the fiscal year 2001. As part of an agreement reached between Mr. Plumacher and the Company on October 23, 1998, the Company has agreed to pay Mr. Plumacher for the value of his past services to the Company, in the total amount of $240,000.00, which amount the Company never paid Mr. Plumacher. Pursuant to that agreement, the Company has paid Mr. Plumacher $180,000.00 in additional compensation to date. The Company plans to pay Mr. Plumacher the remaining $60,000.00 of additional compensation during the fiscal year 2002, at the rate of $15,000.00 per fiscal quarter.

         Does not include the market value of 1,000,000 options to purchase shares of the Company's Common Stock, which options were granted by the Company to Mr. Plumacher on January 19, 2001. Please see Item 10, "Security Ownership of Management and Certain Security Holders."


Item 10.      Security Ownership of Management and Certain Security Holders

         The following table sets forth, as of the close of business on October 12, 2001 (a) the name, and number of shares of each person known by the Company to be the beneficial owner of more than 10% of the Company's Common Stock, (b) the number of shares of Common Stock owned by each officer and director as well as all officers and directors as a group, together with their respective percentage holdings of such shares and (c) the number of options to purchase shares of the Company's Common Stock owned by all of the aforementioned persons, together with the exercise prices and dates of said options:

--------------------------------------------------------------------------------
  Name and Address      Amount of Common     Percent of     Amount of Options
     Of Owner(1)          Stock Owned        Class of           Owned(2)
                                              Common
                                            Stock Owned
--------------------------------------------------------------------------------
Philip J. Albanese           24,000                *               420,000(3)
--------------------------------------------------------------------------------
Paul W. Baim                175,100(4)             *               925,000(5)
--------------------------------------------------------------------------------
William E. Cavanaugh        200,000(6)             *               100,000(7)
--------------------------------------------------------------------------------
Derek L. Donaldson          408,297(8)            1.2%             252,351(9)
--------------------------------------------------------------------------------
Stephen A. Ehrlich                0                 0                    0
--------------------------------------------------------------------------------
Steven B. Greenfield      1,373,300(10)           4.0%             250,000(11)
--------------------------------------------------------------------------------
Bruce L. Nesenger           981,334               2.9%             230,000(12)
--------------------------------------------------------------------------------
Edward J. Plumacher       4,494,333(13)          13.2%             180,000(14)
--------------------------------------------------------------------------------
All Officers and          7,656,364              22.5%           2,357,351
Directors as
a Group
--------------------------------------------------------------------------------

* Less than 1%.

(1) The address of all persons listed above is 160B West Industry Court, Deer Park, New York 11729.

(2)  All options vest immediately upon grant.

(3) This amount of options owned by Mr. Albanese includes 295,000 options with an exercise price of $0.20 per share, which options expire on January 21, 2004; and 125,000 options with an exercise price of $0.62 per share, which options expire on February 10, 2004.

(4) This figure does not include beneficial ownership of 11,100 shares of the Company's Common Stock held by Mr. Baim's wife as custodian for their minor children pursuant to the Massachusetts Uniform Transfers to Minors Act, as to which shares Mr. Baim disclaims any beneficial interest.

(5) This amount of options owned by Mr. Baim includes 500,000 options with an exercise price of $0.20 per share, which options expire on January 21, 2006; 300,000 options with an exercise price of $0.38 per share, which options expire on December 14, 2004; and 125,000 options with an exercise price of $0.62 per share, which options expire on February 10, 2004.

(6) This figure does not include beneficial ownership of 80,000 shares of the Company's Common Stock by Mr. Cavanaugh's immediate family, as to which shares Mr. Cavanaugh disclaims any beneficial interest. This figure also does not include beneficial ownership of 10,000 shares of the Company's Common Stock held by Mr. Cavanaugh as custodian for his minor grandchildren pursuant to the California Uniform Transfers to Minors Act, as to which shares Mr. Cavanaugh disclaims any beneficial interest.

(7) These options owned by Mr. Cavanaugh have an exercise price of $0.20 per share, which options expire on January 21, 2004.

(8) This figure does not include beneficial ownership of 11,000 shares of the Company's Common Stock by the family of Mr. Donaldson, as to which shares Mr. Donaldson disclaims any beneficial interest.

(9) This amount of options owned by Mr. Donaldson includes 180,000 options with an exercise price of $0.38 per share, which options expire on December 14, 2004; and 72,351 options with an exercise price of $0.20 per share, which options expire on January 21, 2004.

(10) This figure does not include beneficial ownership of 12,500 shares of the Company's Common Stock by the minor children of Mr. Greenfield, as to which shares Mr. Greenfield disclaims any beneficial interest.

(11) These options owned by Mr. Greenfield have an exercise price of $0.20 per share, which options expire on January 21, 2004.

(12) These options owned by Mr. Nesenger have an exercise price of $0.20 per share, which options expire on January 21, 2004.

(13) This figure does not include beneficial ownership of 146,000 shares of the Company's Common Stock held by Mr. Plumacher's wife as custodian for their minor children pursuant to the New York Uniform Transfers to Minors Act, as to which shares Mr. Plumacher disclaims any beneficial interest.

(14) These options owned by Mr. Plumacher have an exercise price of $0.20 per share, which options expire on January 21, 2004.

Item 11.      Interest of Management and Others in Certain Transactions

              Paul W. Baim, a Director of the Company, is also the Director of Sports Technologies at Titan Systems Corporation, Aerospace Electronics Division, a subsidiary of Titan Corporation (NYSE: TTN) ("Titan"). In September 1998, the Company entered into an agreement with Titan, whereby Titan provides the Company with all research and development of live motion-capture tracking technology for future sports-related applications, and whereby the Company and Titan collaborate on the development of certain graphics software and technology. Please see Item 6, "Description of Business - Research and Development Partners." As part of its Agreement with Titan, the Company granted Titan options to purchase 500,000 shares of its common stock with an exercise price of $0.20 per share. The options have a life of five years and are subject to one year of restriction. The options are valued at $55,357 under the Black-Scholes Option Price Model. In addition, the Company is required to pay Titan a 10% royalty fee on the Company's portion of gross revenues derived directly or indirectly from the sale, license or use of the graphics software and technology. Total royalty fees incurred during the years ended June 30, 2001 and 2000 amounted to $67,675 and $28,870, respectively.

                                     PART II

Item 1. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters

              QuesTec's Common Stock is quoted on the OTC Bulletin Board under the symbol QSTI. The following table sets forth the average of the high and low bid prices of QuesTec's Common Stock as reported on the OTC Bulletin Board for each quarter from June 30, 1999 through June 30, 2001. The quotations are over-the-market quotations and, accordingly, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

--------------------------------------------------------------------------------
                                  Quarter Ended
--------------------------------------------------------------------------------
     Fiscal
      Year                    Sept. 30     Dec. 31     Mar. 31     June 30
--------------------------------------------------------------------------------
      2001        High          $0.75       $0.51       $0.50       $0.25
--------------------------------------------------------------------------------
                  Low           $0.40       $0.09       $0.09       $0.09
--------------------------------------------------------------------------------
      2000        High          $0.72       $1.02       $1.20       $0.90
--------------------------------------------------------------------------------
                  Low           $0.43       $0.31       $0.38       $0.38
--------------------------------------------------------------------------------

              As of October 8, 2001, there were 258 holders of record of the Company's Common Stock.

              The quotations in the foregoing table represent prices between dealers and do not include retail markup, markdown, or commissions paid and may not represent actual transactions. Such quotations are not necessarily representative of actual transactions or of the value of the Company's securities.

Dividend Policy

         The Company has never declared any cash dividends on its Common Stock. At present, the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future and intends to devote any earnings to the development of the Company's business.


Item 2.       Legal Proceedings

         At June 30, 2001, the Company owed federal payroll taxes, including interest and penalties, of approximately $448,000. The Company is in the process of seeking an acceptable payment arrangement with the Internal Revenue Service.

         In January 1995, Montreal Trust Company initiated in the Supreme Court of British Columbia a collection action against the Company with respect to a 1990 loan to the Company in the original principal amount of $120,000. In April 1995, Montreal Trust Company obtained a judgment against the Company for that amount. Thereafter, the Company from time to time made payments on the judgment. During the second half of the Company's fiscal year ended June 30, 2001, the Company paid $30,000 on the judgment. Pursuant to a settlement reached in June 2001, the Company agreed to pay Montreal Trust Company $30,000 in three monthly installments of $10,000 each during the first quarter of its 2002 fiscal year that ended on September 30, 2001, to satisfy the judgment. The Company paid that balance in full during the first quarter.

         In October 1998, the Company and the New York State Attorney General entered into an Assurance of Discontinuance. Without admitting or denying certain allegations related to the Company's sale of its stock without proper registration in the State of New York, the Company paid the state $20,000, and agreed to sell securities in New York only in compliance with the applicable New York law and to notify the New York Department of Law within five days of the date if or when Edward J. Plumacher becomes either a director or officer of the Company.


Item 3.       Changes in and Disagreements with Accountants

              None.


Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Item 5.       Compliance with Section 16(a) of the Exchange Act

              The Securities and Exchange Commission has implemented a rule that requires companies to disclose information with respect to reports that are required to be filed pursuant to Section 16 of the Securities Exchange Act of

1934, as amended (the "Exchange Act"), by directors, officers and 10% shareholders of each company, if any of those reports are not filed timely. To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2001, (i) none of the Company's officers or directors filed a Form 3, Initial Statement of Beneficial Ownership of Securities, on a timely basis, (ii) Steven B. Greenfield, Philip J. Albanese, Paul W. Baim, William E. Cavanaugh and Stephen A. Ehrlich, all of whom are Directors of the Company, each did not file a Form 4, Statement of Changes of Beneficial Ownership of Securities, on a timely basis, (iii) Edward J. Plumacher, a significant employee of the Company, has failed to file several Forms 4, Statement of Changes of Beneficial Ownership of Securities, on a timely basis, and (iv) all other required filings, if any, were made in a timely manner. To date, all officers and directors of the Company are current with their required Section 16 filings, except for Messrs. Cavanaugh, Ehrlich and Plumacher. The Company is currently assisting those individuals to become current in their required Section 16 filings.


Item 6.       Reports on Form 8-K

              None.

                                    PART F/S

              The financial statements are attached at the end of this document.

                                    PART III

Item 1.       Index to Exhibits

Exhibit No.                         Description
----------                          -----------
2                   Charter and Bylaws*

6                   Material Contracts

                    6a.  Agreement with Office of the Commissioner of Baseball

                    6b. Agreements with Atlantic Aerospace Electronics Corporation dated September 9, 1998*

                    6c.  Agreement with LMC Live Motion Company dated
                         June 9, 1998*

21 Subsidiaries: QuesTec.com, Inc., a Delaware corporation, 100% owned by QuesTec, Inc., the Registrant, a Wyoming corporation.

*  Incorporated by reference from Form 10-SB filed on March 2, 2000


Item 2.       Description of Exhibits

              As indicated in the above Index, the Agreement with Office of the Commissioner of Baseball is being filed as an Exhibit to this filing. The other Exhibits are incorporated by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             QUESTEC, INC.

Date: October 15, 2001                       By: /s/ Derek L. Donaldson
                                                 -------------------------------
                                                 Derek L. Donaldson, President



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                                   Title                            Date
         ---------                                   -----                            ----

           /s/ Philip J. Albanese                    Director                         October 15, 2001
         ----------------------------------------
         Philip J. Albanese

           /s/ Paul W. Baim                          Director                         October 15, 2001
         ----------------------------------------
         Paul W. Baim

                                                     Director                         October 15, 2001
         ----------------------------------------
         William E. Cavanaugh

           /s/ Derek L. Donaldson                    President, Secretary and         October 15, 2001
         ----------------------------------------    Director
         Derek L. Donaldson

                                                     Director                         October 15, 2001
         ----------------------------------------
         Stephen A. Ehrlich

           /s/ Steven B. Greenfield                  Chairman of the Board            October 15, 2001
         ----------------------------------------
         Steven B. Greenfield

           /s/ Bruce L. Nesenger                     Director                         October 15, 2001
         ----------------------------------------
         Bruce L. Nesenger

           /s/ Edward J. Plumacher                   (Employee in Charge              October 15, 2001
         ----------------------------------------    of Finance and Accounting
         Edward J. Plumacher                         Functions)


                   QuesTec, Inc. (Formerly QuesTec.Com, Inc.)

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


FINANCIAL STATEMENTS

  Balance Sheets                                                          F-2

  Statements of Operations                                                F-3

  Statement of Changes in Stockholders' Deficit                           F-4

  Statements of Cash Flows                                                F-5


Notes To Financial Statements                                       F-6 - F-12

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
QuesTec, Inc. (Formerly QuesTec.Com, Inc.)
Deer Park, NY


We have audited the accompanying balance sheets of QuesTec, Inc. (Formerly QuesTec.Com, Inc.) as of June 30, 2001 and 2000, and the related statement of operations, changes in stockholders' deficit, and cash flow for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuesTec, Inc. (Formerly QuesTec.Com, Inc.) at June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a significant loss from operations and has a deficit. In addition, as of June 30, 2001, the Company owed payroll taxes, including interest and penalty, of approximately $448,000. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Radin, Glass & Co., LLP
---------------------------
Certified Public Accountants
New York, NY
August 21, 2001

                      QuesTec, Inc. (Formerly QuesTec.Com, Inc.)
                                    Balance Sheets
                             June 30, 2001 and 2000
--------------------------------------------------------------------------------

                                        ASSETS

                                                                                       2001               2000
                                                                               ----------------   ----------------

CURRENT ASSETS:
    Cash                                                                          $     48,778       $      3,007
    Accounts receivable, net                                                                --             51,175
    Note receivable                                                                     18,399             10,000
    Prepaid expenses and other current assets                                            5,960              6,466
                                                                                  ------------       ------------

       Total Current Assets                                                             73,137             70,648

PROPERTY AND EQUIPMENT, Net                                                            230,033            183,417

OTHER ASSETS:
    Software development costs, net of accumulated amortization of $251,128
       and $135,254, respectively                                                      239,092            301,513
                                                                                  ------------       ------------

       TOTAL ASSETS                                                               $    542,262       $    555,578
                                                                                  ============       ============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                              $     61,966       $    195,071
    Accrued liabilities, current portion                                               984,415            864,874
    Deferred revenue                                                                   452,200                 --
    Note payable, bank                                                                      --              9,980
    Advances from stockholders                                                          91,136             79,320
                                                                                  ------------       ------------

       Total Current Liabilities                                                     1,589,717          1,149,245

OTHER LIABILITIES:
    Accured liabilities, non-current portion                                                --             68,667
                                                                                  ------------       ------------

       TOTAL LIABILITIES                                                             1,589,717          1,217,912
                                                                                  ------------       ------------

COMMITMENTS AND CONTINGENCIES                                                               --                 --

STOCKHOLDERS' DEFICIT:
    Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
       none issued and outstanding                                                          --                 --
    Common stock, $0.0001 par value, 80,000,000 shares authorized,
       34,065,542 and 31,571,643 shares issued and outstanding, respectively             3,406              3,157
    Additional paid-in capital                                                      10,418,194          9,844,295
    Accumulated deficit                                                            (11,469,055)       (10,509,786)
                                                                                  ------------       ------------

       TOTAL STOCKHOLDERS' DEFICIT                                                  (1,047,455)          (662,334)
                                                                                  ------------       ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $    542,262       $    555,578
                                                                                  ============       ============

                       See notes to financial statements.

                QuesTec, Inc. (Formerly QuesTec.Com, Inc.)
                         Statements of Operations
                   For the Years Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                    2001                 2000
                                                -------------    ---------------

SALES                                           $    696,752       $    297,002
Less: Discount                                       (19,950)                --
                                                ------------       ------------

    NET SALES                                        676,802            297,002

COST OF GOODS SOLD                                   214,613            188,043
                                                ------------       ------------

    GROSS PROFIT                                     462,189            108,959
                                                ------------       ------------

OPERATING EXPENSES:
    Depreciation and amortization                    193,514            143,283
    Sales and marketing                               48,786            213,057
    General and administrative                     1,089,026          1,076,327
                                                ------------       ------------

    TOTAL OPERATING EXPENSES                       1,331,326          1,432,667
                                                ------------       ------------

    OPERATING LOSS                                  (869,137)        (1,323,708)

OTHER INCOME (EXPENSES)
    Interest expense, net                            (90,132)           (31,055)
                                                ------------       ------------

    LOSS BEFORE INCOME TAXES                        (959,269)        (1,354,763)

INCOME TAXES                                              --                 --
                                                ------------       ------------

    NET LOSS                                    $   (959,269)      $ (1,354,763)
                                                ============       ============

Net Loss Per Share (Basis and Diluted)          $      (0.03)      $      (0.04)
                                                ============       ============

Weighted Average Common Shares Outstanding        32,610,582         30,795,940
                                                ============       ============


                       See notes to financial statements.

      QuesTec, Inc. (Formerly QuesTec.Com, Inc.)
            Statements of Changes in Stockholders' Equity
For the Years Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------



                                                           Preferred Stock                        Common Stock
                                                  -----------------------------------    ------------------------------
                                                       Shares             Amount             Shares          Amount
                                                  ---------------    ----------------    --------------  --------------

Balance - June 30, 1999                                    --        $       --          29,321,143     $       --

Change of par value                                        --                --                --              2,932
Shares issued for option exercised                         --                --           1,720,500              172
Debt converted to equity                                   --                --             530,000               53
Stock-based compensation                                   --                --                --               --
Net loss                                                   --                --                --               --
                                                   ------------      ------------      ------------     ------------

Balance - June 30, 2000                                    --                --          31,571,643            3,157

Shares issued for option and warrant exercised             --                --           2,493,899              249
Net loss                                                   --                --                --               --
                                                   ------------      ------------      ------------     ------------

Balance - June 30, 2001                                    --        $       --          34,065,542     $      3,406
                                                   ============      ============      ============     ============

[restubbed table]


                                                     Additional
                                                       Paid-in        Accumulated
                                                       Capital          Deficit            Total
                                                  ----------------- ---------------   --------------

Balance - June 30, 1999                            $  8,762,105      $ (9,155,023)     $   (392,918)

Change of par value                                      (2,932)             --                   0
Shares issued for option exercised                      652,675              --             652,847
Debt converted to equity                                211,947              --             212,000
Stock-based compensation                                220,500              --             220,500
Net loss                                                   --          (1,354,763)       (1,354,763)
                                                   ------------      ------------      ------------

Balance - June 30, 2000                               9,844,295       (10,509,786)         (662,334)

Shares issued for option and warrant exercised          573,899              --             574,148
Net loss                                                   --            (959,269)         (959,269)
                                                   ------------      ------------      ------------

Balance - June 30, 2001                            $ 10,418,194      $(11,469,055)     $ (1,047,455)
                                                   ============      ============      ============


                       See notes to financial statements.

                       QuesTec, Inc. (Formerly QuesTec.Com, Inc.)
                                Statements of Cash Flows
                   For the Years Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                                   2001           2000
                                                              ------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $  (959,269)     $(1,354,763)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amoritzation                            193,514          143,283
         Accrued interest on note receivable                         (869)            --
         Stock-based compensation                                    --            220,500
    Changes in operating assets and liabilities:
         Accounts receivable                                       51,175          (28,364)
         Accounts payable                                        (133,104)          32,831
         Accrued expenses                                         414,817        1,059,907
         Deferred revenue                                         452,200             --
                                                              -----------      -----------

         CASH FLOW PROVIDED BY OPERATING ACTIVITIES                18,464           73,394
                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                          (123,751)        (108,415)
    Collections on (issuance of) note receivable                   10,000          (10,000)
    Costs incurred in software development                        (53,453)        (140,398)
                                                              -----------      -----------

         CASH FLOW USED IN INVESTING ACTIVITIES                  (167,204)        (258,813)
                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                        152,675           39,711
    Net changes in due to stockholders                             51,816          146,137
    Proceeds from (repayments of) note payable, bank, net          (9,980)           2,578
                                                              -----------      -----------

         CASH FLOW PROVIDED BY FINANCING ACTIVITIES               194,511          188,426
                                                              -----------      -----------

         NET INCREASE IN CASH                                      45,771            3,007

CASH, Beginning                                                     3,007             --
                                                              -----------      -----------

CASH, Ending                                                  $    48,778      $     3,007
                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the periods for:
       Interest                                               $     7,621      $     9,007
                                                              ===========      ===========
       Taxes                                                  $       110      $       405
                                                              ===========      ===========

    Non-cash investing and financing activities:
       Exercise of options by reducing liabilities            $   403,943      $   613,136
                                                              ===========      ===========
       Conversion of debt                                     $      --        $   212,000
                                                              ===========      ===========
       Exercise of options for note                           $    17,530      $      --
                                                              ===========      ===========



                       See notes to financial statements.

                   QuesTec, Inc. (Formerly QuesTec. com, Inc.)
                          Notes to Financial Statements
       ------------------------------------------------------------------

1. Description of the Company:

QuesTec, Inc. (formerly QuesTec.com, Inc.) (the "Company") designs, develops and markets proprietary software and hardware systems, with shared technology bases, which present three-dimensional computer analyzed images for sports entertainment, business and industrial markets.

As shown in the accompanying financial statements, the Company incurred a net loss of ($959,269) during the year ended June 30, 2001, and, as of that date, the Company's current liabilities exceeded its current assets by $1,516,580 and its total liabilities exceeded its total assets by $1,047,455. At June 30, 2001, the Company owed payroll taxes, including interest and penalty, of approximately $448,000. These factors create an uncertainty as to the Company's ability to continue as a going concern. The Company has recently obtained a five-year contract with Major League Baseball to develop, install and operate the Company's Umpire Information System (see Note 8). In addition, the Company is able to generate additional revenue from advertising sales from the Company's existing PitchTrax systems. Furthermore, the Company has successfully entered into an Installment Payment Agreement with New York State to satisfy its outstanding tax liability and is currently working on a settlement agreement with Internal Revenue Service. The Company plans to continue form strategic alliances in order to reduce future development costs and create additional opportunity and applications for the expansion of revenue/earnings for new customers utilizing its existing technology. The exploitation of these additional revenue streams requires little capital to potentially generate additional income. The ability of the Company to continue as a going concern is dependent upon the success of obtaining the settlement agreement with Internal Revenue Service and the continued expansion of its operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies:

Software Development Costs:

The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Software costs, which are capitalized after technological feasibility is established, totaled $53,453 and $140,398 in years ended June 30, 2001 and 2000, respectively. Amortization of capitalized software costs is computed using the straight-line method over the estimated economic life of the software, primarily four years. Amortization expense was $116,380 and $94,847 for the years ended June 30, 2001 and 2000, respectively.

Furniture and Equipment:

Furniture and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. When furniture and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in income.

Allowance for Doubtful Account:

At June 30, 2001 and 2000, management concluded that no allowance for doubtful account is needed as all accounts receivable are 100% collectible.

Revenue Recognition:

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed and determinable and collectibility is reasonably assured. Service revenues, consisting of system design, installation and field service, are generally recognized as services are rendered in accordance with the terms of contracts. Deferred revenue represents fees received in advance for services to be performed after year-end.

                   QuesTec, Inc. (Formerly QuesTec. com, Inc.)
                          Notes to Financial Statements
       ------------------------------------------------------------------

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

Advertising Costs:
Advertising costs are expensed as incurred.

Web-site Development Costs:

The Company adopted EITF 00-2, "Accounting for Web-site Development Costs". EITF 00-2 requires certain web-site development costs to be expensed and others to be capitalized. During the years ended June 30, 2001 and 2000, no web-site development costs were incurred, which would be capitalized under EITF 00-2. Routine maintenance cost on the web-site was charged to expense as incurred.

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

Accounting for Long-Lived Assets:

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At June 30, 2001 and 2000, the Company believes that there has been no impairment of its long-lived assets.

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

Reporting of Segments:

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes the criteria for determining an operating segment and establishes the disclosure requirements for reporting information about operating segments. The Company has determined that under SFAS No. 131, it operates in one segment of service.

3.   Furniture and Equipment:

Furniture and equipment consist of the following as of June 30:

                                                        2001            2000
                                                  --------------- --------------

Furniture and equipment                              $ 458,268       $ 334,517
Less: Accumulated depreciation and amortization       (228,235)       (151,100)
                                                     ---------       ---------
         Furniture and Equipment, net                $ 230,033       $ 183,417
                                                     =========       =========

Depreciation expense was $77,134 and $48,436 for the years ended June 30, 2001 and 2000, respectively.

4.   Accrued Liabilities:

Accrued liabilities consist of the following as of June 30:

                                                         2001           2000
                                                   --------------- -------------

Accrued taxes, interest and penalty                    $448,020      $264,482
Accrued payroll                                         421,188       384,429
Litigation settlement                                    30,000        76,776
Accrued expenses                                         85,207       207,854
                                                       --------      --------
                                                        984,415       933,541
Less: Current Portion                                   984,415       864,874
                                                       --------      --------
         Accrued Liabilities, Non-current Portion      $     --      $ 68,667
                                                       ========      ========

The Company owed payroll taxes, including interest and penalty at June 30, 2001 and 2000 approximating $448,000 and $264,000, respectively.

5. Advance from Stockholders:

Certain stockholders and officers of the Company had made advances on behalf of the Company during the years ended June 30, 2001 and 2000. These advances are non-interest bearing and are due on demand.

6. Income Taxes:

No provision has been made in the accompanying financial statements for income tax expense as a result of the current operating loss and net operating loss carryforwards. Differences between income tax benefits computed at the Federal statutory rate (35%) and reported income taxes for years ended June 30, 2001 and 2000 are primarily attributable to the net operating loss carryforwards. The utilization of the Company's net operating loss carryfowards is subject to certain limitations under the provisions of Internal Revenue Code Section 382.

At June 30, 2001 and 2000, the Company had deferred tax assets of approximately $4,517,000 and $4,065,000, respectively, which represent the tax impact of the Company's net operating loss carryforwards. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Management concluded a full valuation allowance was appropriate at June 30, 2001 and 2000 due to operating losses incurred. The Company estimated the available net operating loss carryforwards to be approximately $12,905,000 and $11,955,000 at June 30, 2001 and 2000, respectively, which will expire on various dates through 2021.

7. Stockholders' Equity:

Authorized:

On December 16, 1999, the Board of Directors amended the certificate of incorporation to increase the number of authorized shares from 50,000,000 to 100,000,000 shares having a par value of $0.0001. The authorized share capital of the Company comprised of 80,000,000 common shares and 20,000,000 preferred shares.

Conversion of Debt:

During the years ended June 30, 2000, the Company converted certain liabilities in the amount of approximately $212,000, owed to certain stockholders/employees of the Company to 530,000 shares of its common stock. The conversion rate was the average trading price of the Company's shares during the previous ten (10) trading days. There was no conversion feature in the original debt.

Options and Warrants:

During the year ended June 30, 2001, the Company granted 3,615,000 options to its employees with an exercise price of $0.20 per share, which is greater than market value at the grant date. All these options were vested immediately. In addition, options and warrants to purchase 2,493,899 shares of the Company's common stock were exercised. The Company received $152,675 in cash, $17,530 in note and reduced liability of $403,943.

During the year ended June 30, 2000, the Company granted certain consultants options to purchase 550,000 shares of its common stock at exercise price ranging from $0.38 to $0.53 per share. Accordingly, the Company recorded consulting costs of $188,000 based on the Black-Scholes Option Price Model. In addition, the Company granted 650,000 options to its employees with an exercise price of $0.53 per share, which is less than market value. As a result, the Company recognized $32,500 in compensation expenses for these options. Furthermore, the Company granted 1,350,000 options to its employee and directors with exercise prices of $0.38 per share, which is greater than the market value of the stock at the grant dates. During the year ended June 30, 2000, options to purchase 1,720,500 shares of the Company's common stock were exercised. The Company received $39,711 in cash and reduced liability of $613,136.

The weighted average fair value of the options granted during the years ended June 30, 2001 and 2000 was $0.20 and $0.32 per share, respectively, which was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended June 30, 2001 and 2000:

                                Assumptions                                      2001               2000
    --------------------------------------------------------------------- ------------------- -----------------

    Risk-free rate                                                                    4.78%             5.98%
    Dividend yield                                                                      --%               --%
    Volatility factor of the expected market price of the Company's
     common stock                                                                      350%               95%
    Expected life                                                                   5 Years           5 Years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information for the years ended June 30, 2001 and 2000 is as follows:

                                               2001              2000
                                       ---------------   ----------------

      Pro forma net loss                $ (1,573,819)      $  (1,959,263)
                                        ============       =============
      Pro forma net loss per share
        - basic and diluted             $      (0.05)      $       (0.06)
                                        ============       =============

Activities under the Plan are as follows:

                                                 Options                              Warrants
                                   ------------------------------------- -----------------------------------
                                                                                                Range
                                    Number of Shares       Weighted                              of
                                      Outstanding          Average          Number of          Warrant
                                                        Exercise Price       Shares             Price
                                   ------------------- ----------------- ---------------- ------------------

   Balance at July 1, 1999             3,135,674            $0.38             295,000           $0.30

     Granted                           2,550,000            $0.43               --
     Exercised                        (1,720,500)           $0.38               --
     Expired or cancelled               (152,174)           $0.23               --
                                   -------------------                   ----------------

   Balance at June 30, 2000            3,813,000            $0.37             295,000           $0.30

     Granted                           3,615,000            $0.20               --
     Exercised                        (2,236,399)           $0.22            (257,500)          $0.30
     Expired or cancelled               (395,000)           $0.30             (37,500)          $0.30
                                   -------------------                   ----------------

   Balance at June 30, 2001            4,796,601            $0.31               --
                                   ===================                   ================

The following table summarizes information about stock options outstanding at June 30, 2001:


         Exercise Price          Number Outstanding   Option Expiration Date
     ------------------------ ---------------------- -----------------------
              $0.46                       255,000        June 26, 2002
              $0.38                       142,250        April 8, 2003
              $0.20                       500,000       October 22, 2003
              $0.62                       250,000      February 10, 2004
              $0.53                       500,000        July 15, 2001
              $0.53                       200,000        July 15, 2004
              $0.38                       298,000      December 14, 2002
              $0.38                       555,000      December 14, 2004
              $0.20                        80,000       January 21, 2002
              $0.20                     1,516,351       January 21, 2004
              $0.20                       500,000       January 21, 2006
                              ----------------------
                                        4,796,601
                              ======================

8.   Commitments and Contingencies:

Lawsuits and Claims:

A suit brought by a former employee of the Company claiming approximately $161,000 for breach of employment agreement, non-payment of wages, including damages therefrom, unreimbursed employment related expenses and loans made to the Company. This claim was settled on July 18, 2000, whereby the former employee agreed to pay the Company the total sum of $10,000, which was collected in the year ended June 30, 2001.

On March 10, 1997, an action was commenced by Montreal Trust Company with respect to debt and for which judgment was obtained in the amount of $90,000 with interest accrued at the fixed rate of $15.18 (Canadian Dollars) per day. Principal and interest payment of $1,000 (Canadian Dollars) should be paid monthly. Payments should be applied to accrued interest first. During the year ended June 30, 2001, the Company made a settlement agreement with Montreal Trust Company and at June 30, 2001, $30,000 was the balance owing on the judgement. Such judgement was paid in monthly installment of $10,000 on July 15, August 15 and September 15, 2001.

On October 23, 1998, the Company agreed to settle and affix the accrued salary for a current employee to approximately $177,000. As part of the settlement, the Company further agreed to pay the employee $60,000 per year for the next four years, without condition. Such additional compensation has been accrued at $15,000 per quarter by the Company.

Research and Development Agreement:

In June 1998, the Company entered into a seven-year research and development agreement with LMC Live Motion Company ("LMC"), whereby the Company and LMC establish strategic alliance in research and development of software related broadcast enhancement products in the field of sports broadcasting and athletic analysis. The Company will grant LMC an exclusive license to the Company's intellectual property and designate LMC as its distributor in Europe, Dubai and United Arab Emirates. The licensing fee and royalty of development and distribution of software and products will be stipulated in the Individual Contracts, as defined. Total licensing fee received from LMC during the years ended June 30, 2001 and 2000 amounted to $-0- and $77,932, respectively. No distribution fee has been paid to LMC during the years ended June 30, 2001 and 2000.

Agreement with Office of the Commissioner of Baseball ("COB"):

On February 2, 2001, the Company entered into a five-year agreement with COB to develop, install and operate the Umpire Evaluation and Testing System (the "System"). In consideration of the services provided by the Company, COB is obligated to pay the Company development fee of $300,000, $100,000 and $100,000 for three different prototypes, stadium installation and equipment fee of $30,000 each and operations fee of $200 per game in which the System is used successfully to produce required data and $200 per day in which the System is used successfully to produce the required data in a non-game context. As of June 30, 2001, two prototypes were completed, delivered and operated successfully. Accordingly, the Company recorded revenue of $400,000 for the two prototypes.

Developing and License Agreement:

In September 1998, the Company entered into an agreement with Titan Systems Corporation (formerly Atlantic Aerospace Electronics Corporation) ("Atlantic") to collaborate developing certain software and graphic workstations. The Company and Atlantic jointly own the software if the Company and Atlantic develop such software together. Atlantic retains ownership of the software they develop and the Company owns the graphic workstations. The parts of each system not developed by Atlantic are owned by the Company. In addition, Atlantic will grant the Company exclusive rights to use the software for sport related applications. In exchange for the license, the Company granted Atlantic options to purchase 500,000 of its common stock with an exercise price of $0.20 per share. The options have a life of five years and are subject to one year of restriction. The options are valued at $55,357 under the Black-Scholes Option Price Model. In addition, the Company is required to pay Atlantic a 10% royalty fee on the Company's portion of gross revenues derived directly or indirectly from the sale, license or use of the graphic workstations. Total royalty fee incurred during the years ended June 30, 2001 and 2000 amounted to $67,675 and $28,870, respectively.

Lease Agreement:

The Company entered into a lease agreement for its office and warehouse space under a noncancellable operating lease expiring on December 31, 2001 with an option to extend the lease for two years. Minimum annual rental commitments under this operating lease as of June 30, 2001 are $15,750 payable through December 31, 2001. Rental expense of $30,752 and $30,994 for the years ended June 30, 2001 and 2000, respectively, has been charged to operations.

9. Significant Customers:

Approximately 60.28%, 24.03% and 14.30% of the Company's revenue was derived from three major customers during the year ended June 30, 2001. Approximately 26.2% and 61.8% of the Company's revenue was derived from two major customers during the year ended June 30, 2000.

10. Accounting Developments:

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which will be effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

In June 2001, the FASB issued SFAS No. 141, "Business Combination" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133. SFAS No. 133 was previously amended by SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not believe that the adoptions of SFAS No. 138 and SFAS No. 133 have a material impact on the Company's results of operations.

In March 2000, the FASB issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25", which effective on July 1, 2000. The Company adopted the provisions of FIN No. 44 as of July 1, 2000.