Form 10QSB
period 2001-09-30
QUESTEC COM INC
filed 2001-11-19
CIK 1108150

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from to


                        Commission File Number 000-30756


                                  QUESTEC, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Wyoming                                  11-3445299
        -------------------------------        ---------------------------------
        (State or other jurisdiction of        (IRS Employer Identification No.)
        incorporation or organization)


              160B West Industry Court , Deer Park, New York 11729
              ----------------------------------------------------
                    (Address of principal executive offices)


                                 (631) 243-1880
                           --------------------------
                           (Issuer's telephone number)


                   -------------------------------------------
              (Former name or address if changed since last report)


As of September 30, 2001, the issuer had outstanding 34,065,542 shares of common stock, $0.0001 par value per share.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]    No [ X ]

                                  QUESTEC, INC.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                 Page
UNAUDITED FINANCIAL STATEMENTS

  Balance Sheets as of September 30, 2001 and June 30, 2001                                       2

  Statements of Operations - For the Three Months Ended September 30, 2001 and 2000               3

  Statements of Cash Flows - For the Three Months Ended September 30, 2001 and 2000               4


Notes To Financial Statements                                                                     5


                                   Questec, Inc.
                                   Balance Sheets
--------------------------------------------------------------------------------

                                       ASSETS

                                                                                    September 30,           June 30,
                                                                                        2001                  2001
                                                                                    (Unaudited)             (Audited)
                                                                                    ------------          ------------
CURRENT ASSETS:
    Cash                                                                            $         --          $     48,778
    Accounts receivable, net                                                              12,600                    --
    Note receivable                                                                       18,750                18,399
    Prepaid expenses and other current assets                                              5,960                 5,960
                                                                                    ------------          ------------
       Total Current Assets                                                               37,310                73,137

PROPERTY AND EQUIPMENT, Net                                                              285,702               230,033

OTHER ASSETS:
    Software development costs, net of accumulated amortization of $278,723
       and $251,128, respectively                                                        211,497               239,092
                                                                                    ------------          ------------
       TOTAL ASSETS                                                                 $    534,509          $    542,262
                                                                                    ============          ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                $    136,743          $     61,966
    Accrued liabilities, current portion                                               1,073,253               984,415
    Deferred revenue                                                                      99,150               452,200
    Note payable, bank                                                                    11,177                    --
    Advances from stockholders                                                           124,882                91,136
                                                                                    ------------          ------------
       TOTAL LIABILITIES                                                               1,445,205             1,589,717
                                                                                    ------------          ------------

COMMITMENTS AND CONTINGENCIES                                                                 --                    --

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
       none issued and outstanding                                                            --                    --
    Common stock, $0.0001 par value, 80,000,000 shares authorized,
       34,065,542 shares issued and outstanding, respectively                              3,406                 3,406
    Additional paid-in capital                                                        10,418,194            10,418,194
    Retained earnings                                                                (11,332,296)          (11,469,055)
                                                                                    ------------          ------------
       TOTAL STOCKHOLDERS' EQUITY                                                       (910,696)           (1,047,455)
                                                                                    ------------          ------------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $    534,509          $    542,262
                                                                                    ============          ============



                       See notes to financial statements.

                                  Questec, Inc.
                            Statements of Operations
             For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                       2001                 2000
                                                                  ------------         ------------
SALES                                                             $    565,250         $    256,450
Less: Discount                                                          39,600                   --
                                                                  ------------         ------------

    NET SALES                                                          525,650              256,450

COST OF GOODS SOLD                                                     119,024               91,217
                                                                  ------------         ------------

    GROSS PROFIT                                                       406,626              165,233
                                                                  ------------         ------------

OPERATING EXPENSES:
    Depreciation and amortization                                       48,899               44,221
    Sales and marketing                                                 52,471               43,095
    General and administrative                                         168,583              222,533
                                                                  ------------         ------------

    TOTAL OPERATING EXPENSES                                           269,953              309,849
                                                                  ------------         ------------

    OPERATING INCOME                                                   136,673             (144,616)
                                                                  ------------         ------------

OTHER INCOME (EXPENSES)
    Interest income (expense), net                                          87               (6,789)
    Other income (expenses)                                                 --               (8,752)
                                                                  ------------         ------------

    TOTAL OTHER INCOME (EXPENSE)                                            87              (15,541)
                                                                  ------------         ------------

    INCOME (LOSS) BEFORE INCOME TAXES                                  136,760             (160,157)

INCOME TAXES                                                                --                   --
                                                                  ------------         ------------

    NET INCOME (LOSS)                                             $    136,760         $   (160,157)
                                                                  ============         ============

Net Loss Per Share (Basis and Diluted)                            $       0.00         $      (0.01)
                                                                  ============         ============

Weighted Average Common Shares Outstanding                          34,065,542           31,690,532
                                                                  ============         ============

                       See notes to financial statements

                                  Questec, Inc.
                            Statements of Cash Flows
             For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                         2001               2000
                                                                      ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                 $ 136,760          $(160,157)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
         Depreciation and amortization                                   48,899             44,221
         Accrued interest on note receviable                               (351)                --
    Changes in operating assets and liabilities:
         Accounts receivable                                            (12,600)          (182,276)
         Note receivable                                                     --             10,000
         Accounts payable                                                74,775             (5,170)
         Accrued expenses                                                88,838            173,156
         Deferred revenue                                              (353,050)                --
                                                                      ---------          ---------

         CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES           (16,729)          (120,226)
                                                                      ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                 (76,972)           (17,330)
    Costs incurred in software development                                   --                 --
                                                                      ---------          ---------

         CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES           (76,972)           (17,330)
                                                                      ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net changes in due to stockholders                                   33,746            144,428
    Proceeds from (repayments of) note payable, bank, net                11,177             (9,879)
                                                                      ---------          ---------

         CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES            44,923            134,549
                                                                      ---------          ---------

         NET INCREASE (DECREASE) IN CASH                                (48,778)            (3,007)

CASH, Beginning                                                          48,778              3,007
                                                                      ---------          ---------

CASH, Ending                                                          $      --          $      --
                                                                      =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the periods for:
       Interest                                                       $      --          $   4,352
                                                                      =========          =========
       Taxes                                                          $      --          $      --
                                                                      =========          =========

    Non-cash investing and financing activities:
       Exercise of options by reducing liabilities                    $      --          $  48,500
                                                                      =========          =========

                        See notes to financial statements

                                  Questec, Inc.

                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


1.  Basis of Presentation:

The accompanying unaudited financial statements of Questec, Inc. (formerly Questec.Com, Inc.) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended September 30, 2001 and 2000 are unaudited and include all adjustments, which in the opinion of management are necessary, in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10-KSB) filed with the Securities and Exchange Commission for the year ended June 30, 2001.

2.  The Company:

The Company designs, develops and markets proprietary software and hardware systems, with shared technology bases, which present three-dimensional computer analyzed images for sports entertainment, business and industrial markets.

3.  Income (Loss) Per Share:

The Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents consist of options at September 30, 2001 and are not included in calculation of diluted EPS since the exercise price is greater than average market price.

4.  Going Concern:

As shown in the accompanying financial statements, at September 30, 2001, Company's current liabilities exceeded its current assets by $1,407,895 and its total liabilities exceeded its total assets by $910,696. At September 30, 2001, the Company owed payroll taxes, including interest and penalty, of approximately $490,000. These factors create an uncertainty as to the Company's ability to continue as a going concern. The Company has recently obtained a five-year contract with Major League Baseball to develop, install and operate the Company's Umpire Information System. In addition, the Company is able to generate additional revenue from advertising sales from the Company's existing PitchTrax systems. Furthermore, the Company has successfully entered into an Installment Payment Agreement with New York State to satisfy its outstanding tax liability and is currently working on a settlement agreement with Internal Revenue Service. The Company plans to continue to form strategic alliances in order to reduce future development costs and create additional opportunity and applications for the expansion of revenue/earnings for new customers utilizing its existing technology. The exploitation of these additional revenue streams requires little capital to potentially generate additional income. The ability of the Company to continue as a going concern is dependent upon the success of obtaining the settlement agreement with Internal Revenue Service and the continued expansion of its operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


         Questec, Inc., generated net income of $136,760 or $0.00 per share for the fiscal first quarter ended September 30, 2001, as compared to a net loss of $160,157 or $0.01 per share for the first quarter of the previous fiscal year. This marks the first time in the Company's history that it has posted a profitable quarter. The improvement in the Company's results of operations from the same period of its prior fiscal year is primarily attributable to an increase in its net sales and a decrease in its total operating expenses.

         The Company's net sales of $525,650 for the quarter increased by $269,200 or 105.0% over the net sales of $256,450 for the same period of the previous fiscal year. The increase is attributable to advertising sales generated by the Company's PitchTrax(TM) virtual replay technology, which is provided exclusively to FOX Sports Net, and by the Company's recently announced five-year contract with Major League Baseball ("MLB") to develop, install and operate its Umpire Information System ("UIS").

         The Company's total operating expenses of $269,953 for the quarter decreased by $42,896 or 13.8% from $309,849 for the same period of the previous fiscal year. During the fiscal year ended June 30, 2001, the Company's Board of Directors established clear business strategies and principles relating to business development, operating efficiency, managerial tasks, product pricing, debt reduction and investor relations. The lower total operating expenses are the direct result of those efforts.

         The Company continues to make significant progress in the installation and operation of the Company's PitchTrax(TM) pitch tracking systems in MLB ballparks. The Company now has a presence in 23 MLB ballparks and has 19 PitchTrax(TM) systems deployed. In addition to expanding the Company's on-site presence at MLB ballparks, the Company is also working to establish its Internet baseball content as a new real-time feature for live game coverage. In October 2001, the Company received a contract to provide FOX Sports.com's interactive video game "Hit the Pros" with pitch content for this year's World Series.

         The UIS is a new system that is an enhanced version of the Company's core technology. It is a state-of-the-art pitch measurement and reporting system to support MLB's previously announced strike zone initiatives. As part of the agreement with MLB, the Company will install, operate and maintain the UIS for the five-year term of the contract. During the current year's offseason, the Company will install five UIS systems in MLB ballparks and set up cabling infrastructure in four minor league ballparks. The systems in the minor league ballparks will only be operated during MLB Spring Training.

         The Company has placed a concentrated effort on promoting its technology as it relates to baseball. The Company's work with FOX and MLB has been the primary focus during the past fiscal year. Marketing of other sports-related technologies, such as TennisProView(TM), have resumed. The shake-out of the "dot-coms" and the delays with the deployment of interactive television has had an adverse impact on the Company's ability to expand its operations in these fields. While management believes that the current market conditions in these sectors will improve, it has decided to concentrate the Company's efforts on existing products and markets, both domestically and internationally.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            QUESTEC , INC.


Date:    November 19, 2001                  By:  /s/ Steven B. Greenfield
                                                 -------------------------------
                                                 Steven B. Greenfield,
                                                 Chairman of the Board


Date:    November 19, 2001                  By:  /s/ Edward J. Plumacher
                                                 -------------------------------
                                                 Edward J. Plumacher, Employee
                                                 in Charge of Finance  and
                                                 Accounting Functions