Form 10QSB
period 2001-12-31
QUESTEC COM INC
filed 2002-02-19
CIK 1108150

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________


                        Commission File Number 000-30756


                                  QUESTEC, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)


             Wyoming                                      11-3445299
---------------------------------------     ------------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)


              160B West Industry Court , Deer Park, New York 11729
              ----------------------------------------------------
                    (Address of principal executive offices)


                                 (631) 243-1880
                                 --------------
                           (Issuer's telephone number)


                   -------------------------------------------
              (Former name or address if changed since last report)


        As of December 31, 2001, the issuer had outstanding 34,2465,542 shares of common stock, $0.0001 par value per share.

        Transitional Small Business Disclosure Format (Check one): Yes [] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   QUESTEC, INC. (FORMERLY QUESTEC.COM, INC.)

                                    CONTENTS
------------------------------------------------------------------------------------------------------------------

                                                                                                              Page

UNAUDITED FINANCIAL STATEMENTS

  Balance Sheets as of December 31, 2001 and June 30, 2001                                                     3

  Statements of Operations - For the Three Months Ended December 31, 2001 and 2000                             4

  Statements of Operations - For the Six Months Ended December 31, 2001 and 2000                               5

  Statements of Cash Flows - For the Six Months Ended December 31, 2001 and 2000                               6


Notes To Financial Statements                                                                                  7

                      Questec, Inc. (Formerly Questec.Com, Inc.)
                                    Balance Sheets
--------------------------------------------------------------------------------

                                        ASSETS
                                                                                     December 31,           June 30,
                                                                                        2001                 2001
                                                                                     (Unaudited)           (Audited)
                                                                                     ------------         ------------
CURRENT ASSETS:
    Cash                                                                             $     16,888         $     48,778
    Accounts receivable, net                                                               20,000                   --
    Note receivable                                                                        19,100               18,399
    Prepaid expenses and other current assets                                               5,960                5,960
                                                                                     ------------         ------------

       Total Current Assets                                                                61,948               73,137

PROPERTY AND EQUIPMENT, Net                                                               265,023              230,033

OTHER ASSETS:
    Software development costs, net of accumulated amortization of $306,318
       and $251,128, respectively                                                         183,902              239,092
                                                                                     ------------         ------------

       TOTAL ASSETS                                                                  $    510,873         $    542,262
                                                                                     ============         ============


                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                                 $    138,066         $     61,966
    Accrued liabilities, current portion                                                1,134,289              984,415
    Deferred revenue                                                                       75,000              452,200
    Note payable, bank                                                                      9,770                   --
    Advances from stockholders                                                             86,783               91,136
                                                                                     ------------         ------------

       TOTAL LIABILITIES                                                                1,443,908            1,589,717
                                                                                     ------------         ------------

COMMITMENTS AND CONTINGENCIES                                                                  --                   --

STOCKHOLDERS' DEFICIT:
    Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
       none issued and outstanding                                                             --                   --
    Common stock, $0.0001 par value, 80,000,000 shares authorized,
       34,245,542 and 34,065,542 shares issued and outstanding, respectively                3,424                3,406
    Additional paid-in capital                                                         10,454,176           10,418,194
    Retained earnings                                                                 (11,390,635)         (11,469,055)
                                                                                     ------------         ------------

       TOTAL STOCKHOLDERS' DEFICIT                                                       (933,035)          (1,047,455)
                                                                                     ------------         ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $    510,873         $    542,262
                                                                                     ============         ============


                       See notes to financial Statements

                  Questec, Inc. (Formerly Questec.com, Inc.)
                            Statements of Operations
             For the Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                       2001             2000
                                                  ------------     ------------

SALES                                             $    172,550     $     32,852
Less: Discount                                          11,800               --
                                                  ------------     ------------

     NET SALES                                         160,750           32,852

COST OF GOODS SOLD                                      50,908           15,506
                                                  ------------     ------------

     GROSS PROFIT                                      109,842           17,346
                                                  ------------     ------------

OPERATING EXPENSES:
     Depreciation and amortization                      48,956           44,621
     Sales and marketing                                 1,566           39,096
     General and administrative                        116,832          236,934
                                                  ------------     ------------

     TOTAL OPERATING EXPENSES                          167,354          320,651
                                                  ------------     ------------

     LOSS FROM OPERATIONS                              (57,512)        (303,305)
                                                  ------------     ------------

OTHER INCOME (EXPENSES):
     Interest expense, net                                (827)            (973)
     Other expenses                                         --           (2,255)
                                                  ------------     ------------

     TOTAL OTHER EXPENSES                                 (827)          (3,228)
                                                  ------------     ------------

     LOSS BEFORE INCOME TAXES                          (58,339)        (306,533)

INCOME TAXES                                                --               --
                                                  ------------     ------------

     NET LOSS                                     $    (58,339)    $   (306,533)
                                                  ============     ============

Net Loss Per Share (Basis and Diluted)            $      (0.00)    $      (0.01)
                                                  ============     ============

Weighted Average Common Shares Outstanding          34,209,542       32,098,887
                                                  ============     ============


                       See notes to financial statements.

                Questec, Inc. (Formerly Questec.Com, Inc.)
                            Statements of Operations
              For the Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                      2001            2000
                                                  ------------     ------------

SALES                                             $    737,800     $    289,302
Less: Discount                                          51,400               --
                                                  ------------     ------------

    NET SALES                                          686,400          289,302

COST OF GOODS SOLD                                     169,932          106,723
                                                  ------------     ------------

    GROSS PROFIT                                       516,468          182,579
                                                  ------------     ------------

OPERATING EXPENSES:
    Depreciation and amortization                       97,855           88,842
    Sales and marketing                                 54,037           82,191
    General and administrative                         285,415          459,467
                                                  ------------     ------------

    TOTAL OPERATING EXPENSES                           437,307          630,500
                                                  ------------     ------------

    OPERATING INCOME (LOSS)                             79,161         (447,921)
                                                  ------------     ------------

OTHER INCOME (EXPENSES):
    Interest expense, net                                 (740)          (7,762)
    Other expenses                                          --          (11,007)
                                                  ------------     ------------

    TOTAL OTHER INCOME (EXPENSE)                          (740)         (18,769)
                                                  ------------     ------------

    INCOME (LOSS) BEFORE INCOME TAXES                   78,421         (466,690)

INCOME TAXES                                                --               --
                                                  ------------     ------------

    NET INCOME (LOSS)                             $     78,421     $   (466,690)
                                                  ============     ============

Net Loss Per Share (Basis and Diluted)            $       0.00     $      (0.01)
                                                  ============     ============

Weighted Average Common Shares Outstanding          34,137,542       31,890,404
                                                  ============     ============


                       See notes to financial statements.

                   Questec, Inc. (Formerly Questec.Com, Inc.)
                            Statements of Cash Flows
              For the Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                   2001         2000
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                           $  78,421    $(466,690)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amoritzation                             97,855       88,844
         Accrued interest on note receviable                         (701)          --
    Changes in operating assets and liabilities:
         Accounts receivable                                      (20,000)    (175,779)
         Accounts payable                                          76,100       (4,062)
         Accrued expenses                                         149,873      249,123
         Deferred revenue                                        (377,200)          --
                                                                ---------    ---------

         CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES       4,348     (308,564)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                           (77,655)     (19,342)
    Issuance of note receivable                                        --       (7,698)
                                                                ---------    ---------

         CASH FLOW USED IN INVESTING ACTIVITIES                   (77,655)     (27,040)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net changes in due to stockholders                             31,647      163,357
    Proceeds from issuance of common stock                             --      169,595
    Proceeds from (repayments of) note payable, bank, net           9,770         (355)
                                                                ---------    ---------
         CASH FLOW PROVIDED BY FINANCING ACTIVITIES                41,417      332,597
                                                                ---------    ---------

         NET DECREASE IN CASH                                     (31,890)      (3,007)

CASH, Beginning                                                    48,778        3,007
                                                                ---------    ---------

CASH, Ending                                                    $  16,888    $      --
                                                                =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the periods for:
       Interest                                                 $   1,441    $   5,493
                                                                =========    =========
       Taxes                                                    $      --    $      --
                                                                =========    =========

    Non-cash investing and financing activities:
       Exercise of options by reducing liabilities              $  36,000    $  48,500
                                                                =========    =========


                       See notes to financial statements.

                   Questec, Inc. (Formerly Questec.com, Inc.)
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

1.  Basis of Presentation:

The accompanying unaudited financial statements of Questec, Inc. (Formerly Questec.com, Inc.) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended December 31, 2001 and 2000 are unaudited and include all adjustments, which in the opinion of management are necessary, in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10-KSB) filed with the Securities and Exchange Commission for the year ended June 30, 2001.

2.  The Company:

The Company designs, develops and markets proprietary software and hardware systems, with shared technology bases, which present three-dimensional computer analyzed images for sports entertainment, business and industrial markets.

3.  Income (Loss) Per Share:

The Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents consist of options at December 31, 2001 and are not included in calculation of diluted EPS since the exercise price is greater than average market price.

4.  Going Concern:

As shown in the accompanying financial statements, at December 31, 2001, Company's current liabilities exceeded its current assets by $1,381,960 and its total liabilities exceeded its total assets by $933,035. At December 31, 2001, the Company owed payroll taxes, including interest and penalty, of approximately $492,000. These factors create an uncertainty as to the Company's ability to continue as a going concern. The Company has recently obtained a five-year contract with Major League Baseball to develop, install and operate the Company's Umpire Information System. In addition, the Company is able to generate additional revenue from advertising sales from the Company's existing PitchTrax systems. Furthermore, the Company has successfully entered into an Installment Payment Agreement with New York State to satisfy its outstanding tax liability and is currently working on a settlement agreement with Internal Revenue Service. The Company plans to continue form strategic alliances in order to reduce future development costs and create additional opportunity and applications for the expansion of revenue/earnings for new customers utilizing its existing technology. The exploitation of these additional revenue streams requires little capital to potentially generate additional income. The ability of the Company to continue as a going concern is dependent upon the success of obtaining the settlement agreement with Internal Revenue Service and the continued expansion of its operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

5.  Equity Transaction:

During the period ended December 31, 2001, 180,000 options with an exercise price of $0.20 per share were exercised on a cashless basis.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         Questec, Inc., generated a net loss of $58,339 or $0.00 per share for the fiscal second quarter ended December 31, 2001, as compared to a net loss of $306,533 or $0.01 per share for the first quarter of the previous fiscal year. The improvement in the Company's results of operations from the same period of its prior fiscal year is primarily attributable to an increase in its net sales and a decrease in its total operating expenses.

         The Company's net sales of $160,750 for the quarter increased by $127,898 or 389.3% over the net sales of $32,852 for the same period of the previous fiscal year. The increase is attributable to advertising sales generated by the Company's PitchTrax(TM) virtual replay technology, which is provided exclusively to FOX Sports Net, and by the Company's recently announced five-year contract with Major League Baseball ("MLB") to develop, install and operate its Umpire Information System ("UIS").

         The Company's total operating expenses of $167,354 for the quarter decreased by $153, 297 or 47.8% from $320,651 for the same period of the previous fiscal year. During the fiscal year ended June 30, 2001, the Company's Board of Directors established clear business strategies and principles relating to business development, operating efficiency, managerial tasks, product pricing, debt reduction and investor relations. The lower total operating expenses are the direct result of those efforts.

         The Company generated net income of $78,421 or $0.00 per share for the fiscal six months ended December 31, 2001, as compared to a net loss of $466,690 or $0.01 per share for the first six months of the previous fiscal year. The improvement in the Company's results of operations from the same period of its prior fiscal year is primarily attributable to an increase in its net sales and a decrease in its total operating expenses.

         The Company's net sales of $686,400 for the six months increased by $397,098 or 137.3% over the net sales of $289,302 for the same period of the previous fiscal year. The increase is attributable to advertising sales generated by the Company's PitchTrax(TM) virtual replay technology, which is provided exclusively to FOX Sports Net, and by the Company's recently announced five-year contract with Major League Baseball ("MLB") to develop, install and operate its Umpire Information System ("UIS").

         The Company's total operating expenses of $437,307 for the quarter decreased by $193,193 or 30.6% from $630,500 for the same period of the previous fiscal year. During the fiscal year ended June 30, 2001, the Company's Board of Directors established clear business strategies and principles relating to business development, operating efficiency, managerial tasks, product pricing, debt reduction and investor relations. The lower total operating expenses are the direct result of those efforts.

         The Company continues to make significant progress in the installation and operation of the Company's PitchTrax(TM) pitch tracking systems in Major League and Minor League ballparks. QuesTec is also working to establish its Internet baseball content as a unique real-time feature for live game coverage. In October 2001, the Company was contracted to provide FOX Sports.com's interactive video game "Hit The Pros" with pitch content for this years World Series. The "Hit The Pros" game was sponsored by Oral Health America's NSTEP.org, and was used to promote their "Smokeless Tobacco Does Not Mean Harmless Tobacco" campaign.

         The UIS is a new system that is an enhanced version of the Company's core technology. It is a state-of-the-art pitch measurement and reporting system to support MLB's previously announced strike zone initiatives. As part of the agreement with MLB, the Company will install, operate and maintain the UIS for the five-year term of the contract. During the Company's second and third fiscal quarters of the current fiscal year, the Company has been installing UIS infrastructure in several spring training facilities as well as six new systems in MLB ballparks. The Company also installed and operated the UIS at MLB's 2002 "Umpire Retreat" in Scottsdale, Arizona. During the retreat, each umpire had the opportunity to work with Questec personnel and the UIS during MLB's scheduled workshop for each umpiring crew.

         The Company has placed a concentrated effort on promoting its technology as it relates to baseball. The Company's work with FOX and MLB has been the primary focus during the current fiscal year. Marketing of other sports-related technologies, such as TennisProView(TM), have resumed. The shake-out of the "dot-coms" and the delays with the deployment of interactive television have had an adverse impact on the Company's ability to expand its operations in these fields. While management believes that the current market conditions in these sectors will improve, it has decided to concentrate the Company's efforts on existing products and markets, both domestically and internationally.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    QUESTEC, INC.


Date:    February 19, 2002          By:  /s/ Steven B. Greenfield
                                         ---------------------------------------
                                         Steven B. Greenfield,
                                         Chairman of the Board


Date:    February 19, 2002          By:  /s/ Edward J. Plumacher
                                         ---------------------------------------
                                         Edward J.Plumacher,Employee in Charge
                                         of Finance and Accounting Functions