Form 10QSB
period 2002-03-31
QUESTEC COM INC
filed 2002-05-15
CIK 1108150

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from to

                        Commission File Number 000-30756

                                  QUESTEC, INC.
                                 --------------
        (Exact name of small business issuer as specified in its charter)


                  Wyoming                                  11-3445299
--------------------------------------------    --------------------------------
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


As of March 31, 2002, the issuer had outstanding 34,245,542 shares of common stock, $0.0001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNAUDITED FINANCIAL STATEMENTS

  Balance Sheets as of March 31, 2002 and June 30, 2001                                                          3

  Statements of Operations - For the Three Months Ended March 31, 2002 and 2001                                  4

  Statements of Operations - For the Nine Months Ended March 31, 2002 and 2001                                   5

  Statements of Cash Flows - For the Nine Months Ended March 31, 2002 and 2001                                   6

Notes To Financial Statements                                                                                    7


                    Questec, Inc. (Formerly Questec.Com, Inc.)
                                  Balance Sheets
-------------------------------------------------------------------------------------------------------------

                                      ASSETS
                                                                                 March 31,       June 30,
                                                                                   2002            2001
                                                                                (Unaudited)     (Audited)
                                                                               ------------    -----------

CURRENT ASSETS:
    Cash                                                                       $       --      $     48,778
    Accounts receivable, net                                                         12,400            --
    Note receivable                                                                  19,451          18,399
    Prepaid expenses and other current assets                                         5,960           5,960
                                                                               ------------    ------------

       Total Current Assets                                                          37,811          73,137

PROPERTY AND EQUIPMENT, Net                                                         245,388         230,033

OTHER ASSETS:
    Software development costs, net of accumulated amortization of $333,913
       and $251,128, respectively                                                   156,307         239,092
                                                                               ------------    ------------

       TOTAL ASSETS                                                            $    439,506    $    542,262
                                                                               ============    ============


                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Cash overdraft                                                             $      6,910    $       --
    Accounts payable                                                                128,951          61,966
    Accrued liabilities                                                           1,161,368         984,415
    Deferred revenue                                                                 40,000         452,200
    Note payable, bank                                                               10,000            --
    Advances from stockholders                                                       64,853          91,136
                                                                               ------------    ------------

       TOTAL LIABILITIES                                                          1,412,082       1,589,717
                                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                          --              --

STOCKHOLDERS' DEFICIT:
    Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
       none issued and outstanding                                                     --              --
    Common stock, $0.0001 par value, 80,000,000 shares authorized,
       34,245,542 and 34,065,542 shares issued and outstanding, respectively          3,424           3,406
    Additional paid-in capital                                                   10,454,176      10,418,194
    Accumulated deficit                                                         (11,430,176)    (11,469,055)
                                                                               ------------    ------------

       TOTAL STOCKHOLDERS' DEFICIT                                                 (972,576)     (1,047,455)
                                                                               ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $    439,506    $    542,262
                                                                               ============    ============

                       See notes to financial statements

                   Questec, Inc. (Formerly Questec.Com, Inc.)
                            Statements of Operations
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                  2002          2001
                                             ------------    ------------

SALES                                        $    162,525    $    190,000
Less: Discount                                       --              --
                                             ------------    ------------

     NET SALES                                    162,525         190,000

COST OF GOODS SOLD                                 39,652          42,965
                                             ------------    ------------

     GROSS PROFIT                                 122,873         147,035
                                             ------------    ------------

OPERATING EXPENSES:
     Depreciation and amortization                 49,019          46,049
     Sales and marketing                           22,115          13,351
     General and administrative                    90,680         282,387
                                             ------------    ------------

     TOTAL OPERATING EXPENSES                     161,814         341,787
                                             ------------    ------------

     LOSS FROM OPERATIONS                         (38,941)       (194,752)
                                             ------------    ------------

OTHER INCOME (EXPENSES):
     Interest expense, net                           (600)           (386)
     Other expenses                                  --             3,526
                                             ------------    ------------

     TOTAL OTHER EXPENSES                            (600)          3,140
                                             ------------    ------------

     LOSS BEFORE INCOME TAXES                     (39,541)       (191,612)

INCOME TAXES                                         --              --
                                             ------------    ------------

     NET LOSS                                $    (39,541)   $   (191,612)
                                             ============    ============

Net Loss Per Share (Basic and Diluted)       $      (0.00)   $      (0.01)
                                             ============    ============

Weighted Average Common Shares Outstanding     34,245,542      33,019,782
                                             ============    ============

                       See notes to financial statements

                   Questec, Inc. (Formerly Questec.Com, Inc.)
                            Statements of Operations
               For the Nine Months Ended March 31, 2002 and 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                  2002           2001
                                             ------------    ------------

SALES                                        $    900,325    $    479,302
Less: Discount                                     51,400            --
                                             ------------    ------------

    NET SALES                                     848,925         479,302

COST OF GOODS SOLD                                209,584         149,688
                                             ------------    ------------

    GROSS PROFIT                                  639,341         329,614
                                             ------------    ------------

OPERATING EXPENSES:
    Depreciation and amortization                 146,874         134,891
    Sales and marketing                            76,152          95,542
    General and administrative                    376,095         741,854
                                             ------------    ------------

    TOTAL OPERATING EXPENSES                      599,121         972,287
                                             ------------    ------------

    OPERATING INCOME (LOSS)                        40,220        (642,673)
                                             ------------    ------------

OTHER INCOME (EXPENSES):
    Interest expense, net                          (1,340)         (8,148)
    Other expenses                                   --            (7,481)
                                             ------------    ------------

    TOTAL OTHER INCOME (EXPENSE)                   (1,340)        (15,629)
                                             ------------    ------------

    INCOME (LOSS) BEFORE INCOME TAXES              38,880        (658,302)

INCOME TAXES                                         --              --
                                             ------------    ------------

    NET INCOME (LOSS)                        $     38,880    $   (658,302)
                                             ============    ============

Net Loss Per Share (Basic and Diluted)       $       0.00    $      (0.02)
                                             ============    ============

Weighted Average Common Shares Outstanding     34,173,542      32,266,863
                                             ============    ============
                       See notes to financial statements

                   Questec, Inc. (Formerly Questec.Com, Inc.)
                            Statements of Cash Flows
               For the Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)
---------------------------------------------------------------------------------------

                                                                   2002        2001
                                                                ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                           $  38,880    $(658,302)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amoritzation                            146,874      134,891
         Accrued interest on note receviable                       (1,052)        (518)
    Changes in operating assets and liabilities:
         Accounts receivable                                      (12,400)     (13,152)
         Accounts payable                                          66,985        2,429
         Accrued expenses                                         176,952      338,790
         Deferred revenue                                        (412,200)        --
                                                                ---------    ---------

         CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES       4,039     (195,862)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                           (79,444)     (42,357)
    Issuance of note receivable                                      --         10,000
                                                                ---------    ---------

         CASH FLOW USED IN INVESTING ACTIVITIES                   (79,444)     (32,357)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash overdraft                                                  6,910         --
    Net changes in due to stockholders                              9,717      111,143
    Proceeds from issuance of common stock                           --        152,690
    Proceeds from (repayments of) note payable, bank, net          10,000         (489)
                                                                ---------    ---------

         CASH FLOW PROVIDED BY FINANCING ACTIVITIES                26,627      263,344
                                                                ---------    ---------

         NET INCREASE (DECREASE) IN CASH                          (48,778)      35,125

CASH, Beginning                                                    48,778        3,007
                                                                ---------    ---------

CASH, Ending                                                    $    --      $  38,132
                                                                =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the periods for:
       Interest                                                 $   2,392    $   6,230
                                                                =========    =========
       Taxes                                                    $    --      $    --
                                                                =========    =========
    Non-cash investing and financing activities:
       Exercise of options by reducing liabilities              $  36,000    $ 252,400
                                                                =========    =========
       Exercise of options for notes                            $    --      $  17,350
                                                                =========    =========

                       See notes to financial statements

                   QUESTEC, INC. (FORMERLY QUESTEC.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Questec, Inc. (Formerly Questec.Com, Inc.) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended March 31, 2002 and 2001 are unaudited and include all adjustments, which in the opinion of management are necessary, in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10-KSB) filed with the Securities and Exchange Commission for the year ended June 30, 2001.

2.  THE COMPANY:

The Company designs, develops and markets proprietary software and hardware systems, with shared technology bases, which present three-dimensional computer analyzed images for sports entertainment, business and industrial markets.

3.  INCOME (LOSS) PER SHARE:

The Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents consist of options at March 31, 2002 and are not included in calculation of diluted EPS since the exercise price is greater than average market price.

4.  GOING CONCERN:

As shown in the accompanying financial statements, at March 31, 2002, Company's current liabilities exceeded its current assets by $1,374,271 and its total liabilities exceeded its total assets by $972,576. At March 31, 2002, the Company owed payroll taxes, including interest and penalty, of approximately $492,000. These factors create an uncertainty as to the Company's ability to continue as a going concern. The Company has recently obtained a five-year contract with Major League Baseball to develop, install and operate the Company's Umpire Information System. In addition, the Company is able to generate additional revenue from advertising sales from the Company's existing PitchTrax systems. Furthermore, the Company has successfully

                   QUESTEC, INC. (FORMERLY QUESTEC.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                    (CONT'D.)
--------------------------------------------------------------------------------


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

5.  EQUITY TRANSACTION:

During the period ended March 31, 2002, 180,000 options with an exercise price of $0.20 per share were exercised on a cashless basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         QuesTec, Inc., generated a net loss of $39,541 or $0.00 per share for the fiscal third quarter ended March 31, 2002, as compared to a net loss of $191,612 or $0.01 per share for the third quarter of the previous fiscal year. The improvement in the Company's results of operations from the same period of its prior fiscal year is primarily attributable to continued expansion of the installation and operation of the Company's Umpire Information System ("UIS") for Major League Baseball ("MLB") and a decrease in the Company's total operating expenses.

         The Company's net sales of $162,525 for the quarter decreased by $27,475 or 14.5% over the net sales of $190,000 for the same period of the previous fiscal year. The decrease is attributable to the one-time UIS development fee, which the Company received for the same period of the previous fiscal year from MLB at the beginning of the Company's five-year contract to develop, install and operate its Umpire Information System. Revenues for the fiscal third quarter ended March 31, 2002 are attributed to the continued expansion and installation of the UIS in Major League and Minor League ballparks, game data processing, Spring Training data collection and the Company's participation at MLB's 2002 Umpire Retreat.

         The Company's total operating expenses of $161,814 for the quarter decreased by $179,903 or 52.7% from $341,787 for the same period of the previous fiscal year. During the fiscal year ended June 30, 2001, the Company's Board of Directors established clear business strategies and principles relating to business development, operating efficiency, managerial tasks, product pricing, debt reduction and investor relations. The reductions in total operating expenses are the direct result of those efforts.

         The Company generated net income of $38,880 or $0.00 per share for the fiscal nine months ended March 31, 2002, as compared to a net loss of $658,302 or $0.02 per share for the first nine months of the previous fiscal year, which represents a positive net change of $697,182 or $0.02 per share. The improvement in the Company's results of operations from the same period of its prior fiscal year is primarily attributable to an increase in its year-to-date net sales and a decrease in its total operating expenses.

         The Company's net sales of $848,925 for the nine months ended March 31, 2002, increased by $369,623 or 43.5% over the net sales of $479,302 for the same period of the previous fiscal year. The increase is attributable to advertising sales generated by the Company's PitchTrax(TM) virtual replay technology and by the Company's ongoing contractual relationship with Major League Baseball. The Company's total operating expenses of $599,121 for the nine months ended March 31, 2002 decreased by $373,166 or 38.4% from $972,287 for the same period of the previous fiscal year.

         The Company continues to make significant progress in the installation and operation of its systems and technology in Major League and Minor League ballparks. QuesTec is also working to establish its Internet baseball content as a unique real-time feature for live game coverage. In October 2001, the Company was contracted to provide FOX Sports.com's interactive video game "Hit The Pros" with pitch content for the 2001 World Series. The "Hit The Pros" game was sponsored by Oral Health America's NSTEP.org, and was used to promote their "Smokeless Tobacco Does Not Mean Harmless Tobacco" campaign.

         The UIS is a new system that was deployed just before the 2001 All Star Break. It is an enhanced version of the Company's core technology. The UIS is a state-of-the-art pitch measurement and reporting system which was developed to integrate with MLB's officiating process and to support their previously announced strike zone initiatives. As part of the agreement with MLB, the Company will install, operate and maintain the UIS for the five-year term of the contract. The Company anticipates revenues to exceed $4 million during the initial five (5) year term of the Agreement.

         In February of 2002, the Company installed and operated the UIS at MLB's 2002 "Umpire Retreat" in Scottsdale, Arizona. The retreat provided each umpire the opportunity to work with QuesTec personnel and the UIS during MLB's scheduled workshop for each umpiring crew. The Company installed and operated several Umpire Information Systems in both Arizona and Florida for the 2002 Spring Training season.

         Management has placed a concentrated effort on promoting the Company's technology as it relates to baseball. The Company's work with FOX and MLB has been the primary focus during the current fiscal year. Marketing of baseball to other broadcasters and "rights holders" as well as other sports-related technologies, such as TennisProView(TM), have been ongoing.

         While the weakness in the economy has had an impact on sports related advertising, the Company does not believe that this will have an impact on its ability to sustain continued revenue growth. The shake-out of the "dot-coms" and the delays with the deployment of interactive television have had an adverse effect on the Company's ability to market and sell its products and services to these sectors. Management is confident that as these sectors evolve and develop the Company is well positioned to capitalize on their growth and content needs.

         During the second and third fiscal quarters, the Company has been involved in negotiating an international "License" Agreement for baseball. Management believes that it will deploy the Company's first systems abroad sometime during the next fiscal quarter. This is a direct result of the Company's previously announced efforts to concentrate on existing products and markets, both domestically and internationally.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    QUESTEC , INC.


Date:    May 14, 2002               By:      /s/ Steven B. Greenfield
                                         ---------------------------------------
                                             Steven B. Greenfield,
                                             Chairman of the Board


Date:    May 14, 2002               By:      /s/ Edward J. Plumacher
                                         ---------------------------------------
                                             Edward J. Plumacher, Employee in
                                             Charge of Finance and Accounting
                                             Functions